Form 10-K
period 1994-01-29
WABAN INC
filed 1994-03-30
CIK 850316

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   FOR THE FISCAL YEAR ENDED JANUARY 29, 1994
                                       OR
[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                               ----------------

                         COMMISSION FILE NUMBER 1-10259
                                   WABAN INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                 33-0109661
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

           ONE MERCER ROAD                               01760
        NATICK, MASSACHUSETTS                          (Zip Code)
   (Address of principal executive
              offices)

       Registrant's telephone number, including area code: (508) 651-6500

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                                NAME OF EACH EXCHANGE
                 TITLE OF EACH CLASS                             ON WHICH REGISTERED
                 -------------------                           -----------------------
Common Stock, par value $.01                                   New York Stock Exchange
Preferred Share Purchase Rights                                New York Stock Exchange
6 1/2% Convertible Subordinated Debentures due July 1,  2002   New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .
                                              -     -

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 The aggregate market value of the voting stock held by non-affiliates of the Registrant on February 26, 1994 was $527,514,000.

 There were 33,088,651 shares of the Registrant's Common Stock, $.01 par value, outstanding as of February 26, 1994.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 14, 1994 (Part III).

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

 The Company operates two warehouse merchandising businesses: BJ's Wholesale Club ("BJ's") and HomeBase. BJ's introduced the warehouse club concept to New England in 1984 and is the third largest membership warehouse chain nationwide. BJ's sells a narrow assortment of brand-name food and general merchandise within a wide range of product categories. HomeBase is the second largest operator of home improvement warehouse stores in the western United States and one of the nation's four largest home improvement merchandisers using a warehouse format. HomeBase offers a very broad assortment of home improvement and building supply products. As of January 29, 1994, the Company operated 52 BJ's warehouse clubs and 82 HomeBase warehouse stores.

 Both BJ's and HomeBase utilize the efficiencies provided by the warehouse merchandising format to offer their customers first-quality, brand name merchandise at prices substantially below those available through traditional channels of distribution. BJ's and HomeBase both emphasize productivity, efficiency, and disciplined inventory management in order to minimize the cost of carrying and handling merchandise. Each employs sophisticated management information systems to facilitate efficient purchasing, distribution and pricing of inventory. Both chains purchase most of their merchandise directly from manufacturers for shipment to individual warehouses or to consolidation/deconsolidation facilities where truckload shipments are separated and reassembled for immediate delivery to individual warehouse stores.

 The Company was formed in 1989, when Zayre Corp. (now The TJX Companies, Inc. ("TJX")), as part of its restructuring, combined its BJ's Wholesale Club and HomeBase divisions to form "Waban Inc." In June 1989, TJX distributed all of the Company's outstanding common stock to its shareholders on a pro rata basis.

BJ'S WHOLESALE CLUB
- -------------------

GENERAL

 BJ's Wholesale Club introduced the warehouse club concept to New England in 1984 and has since expanded in the New England and Mid-Atlantic states, as well as in southern Florida. BJ's operates 52 warehouse clubs in twelve states and has over 2.6 million members. The table below shows BJ's locations by state.

                                                                      NUMBER OF
        STATE                                                         LOCATIONS
        -----                                                         ---------
     Massachusetts...................................................     11
     New York........................................................     11
     Maryland........................................................      5
     New Jersey......................................................      5
     Florida.........................................................      4
     Pennsylvania....................................................      4
     Virginia........................................................      4
     New Hampshire...................................................      3
     Connecticut.....................................................      2
     Delaware........................................................      1
     Maine...........................................................      1
     Rhode Island....................................................      1
                                                                         ---
       Total.........................................................     52
                                                                         ===

INDUSTRY OVERVIEW

 Warehouse clubs typically sell a narrow assortment of food and general merchandise within a wide range of product categories. In order to achieve high sales volumes and rapid inventory turnover, merchandise selections are generally limited to items that are brand name leaders in their categories. Since warehouse clubs sell a diversified selection of product categories, they attract customers from a wide range of other traditional wholesale and retail distribution channels, such as supermarkets, discount stores, office supply stores, consumer electronics stores, automotive stores and wholesale distributors and jobbers. The Company believes that it is difficult for these higher cost channels of distribution to effectively compete with the low prices offered by warehouse clubs.

 Warehouse clubs eliminate many of the merchandise handling costs associated with traditional multi-step distribution channels by purchasing directly from manufacturers and by storing merchandise on the sales floor rather than in central warehouses. By operating no-frills, self-service warehouse facilities, warehouse clubs have fixturing and operating costs substantially below those of traditional retailers. Warehouse clubs also carry bulk sizes and packaging generally not available from traditional retailers. Two broad groups of customers, individual households and small businesses, have been attracted to the savings on brand name merchandise made possible by the high sales volumes and low operating costs achieved by warehouse clubs. The customers at warehouse clubs are generally limited to members who pay an annual fee.

 The warehouse club industry has grown from sales of approximately $14 billion in 1988 to $39 billion in 1993, rapidly gaining market share of both food and general merchandise sales. The Company believes that there is opportunity for continued growth in market share. In 1993, the warehouse club industry accounted for less than 3% of U.S. retail sales and less than 6% of U.S. retail grocery sales. The Company expects that market share growth will come from the addition of new clubs as well as from sales growth of existing clubs, primarily at the expense of more traditional channels of distribution. The Company's management believes the northeastern United States is underserved by the warehouse club industry, as compared to other areas of the United States where warehouse clubs account for a greater percentage of total retail sales.

STRATEGY

 BJ's strategy is to build on its existing base of 52 warehouse clubs by (i) opening additional warehouse clubs in markets in the Northeast, (ii) attracting new members to existing warehouse clubs, and (iii) increasing BJ's share of members' overall retail spending. BJ's has developed a number of programs to execute this strategy:

 Expand in Existing Markets. BJ's currently plans to open approximately 15 new warehouse clubs each year over the next several years. The Company expects that virtually all of these new warehouse clubs will be located in the Northeast, with particular emphasis during fiscal 1995 on the metropolitan New York/northern New Jersey market. BJ's new-store strategy is focused on filling in existing markets, with expansion in future years planned for contiguous market areas.

 Continue to Implement Cost Reductions. Since BJ's appeal is based on its low prices, BJ's constantly seeks to reduce its operating costs and pass these savings along to its members. For example, BJ's has made extensive use of consolidation/deconsolidation facilities to reduce the costs of transporting and receiving merchandise by breaking down truckload quantity shipments from manufacturers and re-allocating these goods for shipment, generally on a same-day basis, to individual BJ's warehouse clubs. BJ's has also achieved significant cost reductions over the past two years by installing supermarket style conveyers and sophisticated scanning technology at its checkouts.

 Increase Customer Base Through Marketing. BJ's strives to increase customer awareness of the value provided by the membership warehouse format, as well as the specific benefits of joining BJ's, through public relations efforts, marketing programs for new stores, direct mail solicitations and by word-of-mouth. BJ's also intends to continue to make limited use of television and radio advertising to increase consumer awareness of its warehouse clubs.

 Introduce New Products and Services. To increase its share of each member's total purchases and the frequency of members' visits and to attract new customers, BJ's continually introduces new products, services and membership benefits. For example, in recent years BJ's has introduced fresh meat and bakery departments, optical centers, lottery ticket counters, an auto buying service and a travel service.

EXPANSION

 Over the last six fiscal years BJ's increased the number of its warehouse clubs from 19 to 52.

                      WAREHOUSE CLUBS                  WAREHOUSE
                       IN OPERATION      WAREHOUSE    CLUBS CLOSED   CLUBS IN
FISCAL YEAR            AT BEGINNING    CLUBS OPENED    DURING THE  OPERATION AT
ENDED JANUARY             OF YEAR     DURING THE YEAR     YEAR     END OF YEAR
- -------------         --------------- --------------- ------------ ------------
1989.................        19               3            --           22
1990.................        22               1            --           23
1991.................        23               5             1           27
1992.................        27               6             4           29
1993.................        29              10            --           39
1994.................        39              13            --           52

 BJ's store opening strategy for fiscal 1995 is focused on filling in existing markets, with expansion in future years planned for both existing and contiguous market areas. Although expansion within existing markets may initially affect sales at existing warehouse clubs adversely, the Company believes that this strategy increases market penetration by increasing awareness of BJ's, by attracting new customers to more convenient locations and by increasing the frequency of shopping by current members. In addition, BJ's anticipates improving operational efficiencies in distribution costs and management supervision by concentrating its warehouse clubs geographically.

 BJ's employs a team of experienced real estate professionals who are devoted to identifying sites for future development, as well as a group of project managers who coordinate the development of BJ's new warehouse club locations. Many of the markets in which BJ's operates are already heavily developed, and quality retail sites large enough to accommodate a BJ's warehouse club are difficult to locate and develop. Zoning, environmental and other regulatory approvals may also delay or prevent the development of a warehouse club location. Although the Company believes that it will be able to obtain sufficient locations to achieve its expansion objectives, there can be no assurance of its ability to do so.

STORE PROFILE

 The average size of the 52 BJ's warehouse clubs in operation at January 29, 1994 is approximately 110,000 square feet. Including space for parking, a typical BJ's warehouse club requires eight to ten acres of land. BJ's warehouse clubs are located in both free-standing locations and "strip malls." In some locations, BJ's warehouse clubs are combined with other large store retailers in shopping centers known as power centers.

 Construction and site development costs for a new BJ's warehouse club average $4.9 million. Land acquisition costs for a warehouse club generally range from $2.5 million to $5.5 million, but can be significantly higher in some locations. A new BJ's warehouse club entails an initial capital investment of approximately $2.0 million for fixtures and equipment. In addition to capital expenditures, each new warehouse club requires approximately $2.0 million for inventory (net of accounts payable) and pre-opening expenses.

MERCHANDISING

 BJ's merchandising strategy is to provide its members with a broad range of high quality, brand name merchandise offered at everyday prices consistently lower than the prices available through traditional wholesalers, discount retailers or supermarkets. An important element of this strategy is to carry only those products for which the Company can provide its customers significant cost savings. BJ's limits specific items in each product line to fast selling styles, sizes and colors and, therefore, carries an average of approximately 3,500 stock-keeping units ("SKUs"). By contrast, supermarkets normally stock 18,000 to 35,000 SKUs.

 In recent years, food has become an increasing percentage of BJ's sales mix and currently represents approximately 60% of sales. The remaining 40% consists of a wide variety of non-food items. Food categories at BJ's include frozen foods, meat and dairy products, dry grocery items, fresh produce and canned goods. BJ's offers fresh meat and bakery departments in nearly all its clubs. General merchandise includes office supplies, office equipment, televisions, stereos, small appliances, auto accessories, tires, jewelry, cleaning supplies, paper goods, housewares and apparel.

 BJ's continually strives to add new departments, services and membership benefits to attract new members and to generate incremental sales from existing members. In recent years, for example, BJ's has introduced fresh meat and bakery departments, optical centers, lottery ticket counters, an auto buying service and a travel service. BJ's works closely with manufacturers to develop packaging and sizes which are best suited to selling through the warehouse club format in order to minimize handling costs and to provide increased value to its members.

 To ensure that its merchandise selection is closely attuned to the tastes of its members, BJ's employs regional buyers, each of whom is responsible for tailoring the product selection in individual warehouse clubs to the regional and ethnic tastes of the local market.

MEMBERSHIP

 Paid membership is an integral part of the warehouse club concept. In addition to providing a source of revenue which permits the Company to offer low prices, membership also reinforces customer loyalty and acts as a screening device, allowing BJ's to concentrate on serving high volume repeat customers. BJ's internal demographic studies indicate that its customers are more likely to be home owners and tend to have incomes, ages and family sizes which are above the average for its trading areas. BJ's has two primary types of members: business members and Inner Circle (household) members. At January 29, 1994, the Company had over 2.6 million members (including supplemental cardholders).

 BJ's has generally charged an annual membership fee for individuals and qualified businesses of $25 for the primary membership card, plus an additional $10 for each supplemental card. The Company has recently changed this policy and, in March 1994, began charging $30 for the primary membership card and will provide one free supplemental card to each primary member. The Company believes that its new fee structure will be competitive within the industry, will increase the Company's aggregate number of members, and is designed to increase the level of spending by each family or small business member. Additional supplemental cards now cost $15 each. BJ's membership policy is less restrictive than certain of its competitors, who require individual members to belong to certain qualifying groups. The Company believes that its more liberal membership policy is beneficial in helping it to expand awareness of the warehouse club concept and has attracted incremental sales without adversely affecting its costs.

 BJ's permits members to pay for their purchases by cash, check or Discover card. In addition, the Company recently introduced a BJ's credit card, which is provided by a major financial institution on a non-recourse basis. BJ's does not accept other national credit cards because of their high fee structure.

ADVERTISING

 BJ's increases customer awareness of its warehouse clubs primarily through public relations efforts, new store marketing programs and direct mail solicitations. BJ's employs a team of dedicated marketing personnel who solicit potential business members and who contact selected community groups to increase the number of members. BJ's also uses one-day passes to introduce non-members to its warehouse clubs.

 BJ's policy is generally to limit advertising and promotional expenses to new warehouse club openings and to utilize print and electronic media advertising sparingly. In 1993, the Company used limited vendor-funded television and radio advertising during the holiday season. These policies result in very low marketing expenses as compared to typical discount retailers and supermarkets.

WAREHOUSE CLUB OPERATIONS

 The Company's ability to achieve profitable operations while offering high quality merchandise at low prices depends upon the efficient operation of its warehouse clubs and high sales volumes. The Company's principal methods of achieving operating efficiencies include the following:

 Efficient Merchandise Handling. BJ's buys virtually all of its merchandise at volume discounts from manufacturers for shipment either directly to BJ's warehouse clubs or to a consolidation/deconsolidation facility. As a result, BJ's eliminates many of the costs associated with traditional multiple-step distribution channels, including distributors' commissions and the costs of storing merchandise in central distribution facilities.

 BJ's routes a significant percentage of its non-food merchandise as well as an increasing percentage of food purchases through consolidation/deconsolidation facilities which break down truckload quantity shipments from manufacturers and re-allocate these goods for shipment, generally on a same-day basis, to individual warehouse clubs. Having vendors ship to these consolidation/deconsolidation facilities permits BJ's to negotiate better volume discounts and reduces freight expense by combining full truckload merchandise shipments from different vendors to individual warehouse clubs. In addition, by receiving and processing merchandise at a central point, BJ's reduces the number of trucks received at each warehouse club and related receiving costs. BJ's believes that its strategy of opening additional warehouse clubs within existing markets will permit it to achieve further efficiencies at its existing consolidation/deconsolidation facilities.

 BJ's works closely with manufacturers to minimize the amount of handling required once merchandise is received at a warehouse club. Most merchandise is pre-marked by the manufacturer with the universal product code (UPC) so that it does not require ticketing at the warehouse club. In addition, BJ's minimizes labor costs because its warehouse clubs are self-serve. Merchandise for sale is displayed on pallets containing large quantities of each item, thereby reducing labor required for handling, stocking and restocking. Back-up merchandise is generally stored on racks above the sales floor. BJ's goal is to keep at least one day's supply of each item on the selling floor.

 Minimal Shrinkage. BJ's has been able to limit inventory losses to levels well below those typical of discount retailers by strictly controlling the exits of its warehouse clubs, by generally limiting customers to members and by using state-of-the-art electronic article surveillance. Problems associated with payments by check have also been insignificant, since the memberships of customers who issue dishonored checks are terminated. Also, bank information from business members is verified prior to the establishment of check purchase limits.

 Reduced Working Capital Requirements. In order to generate rapid inventory turnover, BJ's limits total inventories per warehouse club to an average of approximately 3,500 active SKUs. As a result of its high sales volume and rapid inventory turnover, BJ's has the opportunity to sell a substantial portion of its inventory before it is required to pay vendors for such merchandise. As sales in a given warehouse club increase and inventory turnover becomes more rapid, a greater percentage of the inventory is financed through payment terms provided by vendors rather than with working capital.

MANAGEMENT INFORMATION SYSTEMS

 Over the past three years, BJ's has made a significant investment in enhancing the efficiency with which it handles purchases and captures sales information. While BJ's originally followed the traditional warehouse club model of a two-person team at the checkout counter -- a cashier plus a "caller" who read out SKU numbers and physically transferred merchandise -- BJ's was the first warehouse club to eliminate the caller position by introducing scanning devices which work in conjunction with its electronic point of sale (EPOS) terminals. Sales data from the EPOS terminals is continually transmitted to a minicomputer in the warehouse club and transmitted daily to a mainframe computer which provides detailed sales information to the Company's management and merchants. BJ's utilizes a sophisticated merchandise replenishment algorithm to suggest quantities to be re-ordered, which are then monitored daily by BJ's buying staff. BJ's fully integrated MIS system also maintains detailed purchasing data on individual members, permitting BJ's merchants and store managers to track changes in members' buying behavior.

COMPETITION

 BJ's competes with a wide range of national, regional and local retailers and wholesalers selling food or general merchandise in its markets, including supermarkets, general merchandise chains, specialty chains and other warehouse clubs, several of which have significantly greater financial and marketing resources than the Company. Major competitors that operate warehouse clubs include Price/Costco Inc. and Sam's Clubs (a division of Wal-Mart Stores, Inc.). Price/Costco was formed in October 1993 by the merger of Costco Wholesale Corporation and The Price Company, Inc., two large operators of membership warehouse clubs. A majority of the units of another major operator of warehouse clubs, Pace Membership Warehouse, Inc., were recently acquired by Wal-Mart and combined with its Sam's division.

 A large number of competitive membership warehouse clubs have opened in the Northeast within the last two years. Forty-eight of BJ's 52 warehouse clubs have at least one competitive membership warehouse club in their trading areas at an average distance of approximately 6 miles. The influx of competitors' units (as well as the addition of new BJ's warehouse clubs) over the past two years has had an adverse effect on BJ's comparable stores' sales. While the Company expects additional competition to continue for at least the next fiscal year, it expects the pace of competitive openings will be lower than it has been in the past two years, in part due to the recent industry consolidation. Also, as a result of this consolidation, a number of former Pace warehouse clubs and Price/Costco warehouse clubs have ceased operation in BJ's trading areas.

 The Company believes price is the major competitive factor in the markets in which BJ's competes. Other competitive factors include store location, merchandise selection and name recognition. The Company believes that its efficient, low cost form of distribution gives it a significant competitive advantage compared to more traditional channels of wholesale and retail distribution. As a regional chain, BJ's strives to differentiate itself from other membership warehouse club operators by its attention to local buying preferences and seasonality.

HOMEBASE
- --------

GENERAL

 HomeBase opened its first warehouse store in California in October 1983 and as of January 29, 1994, operated 82 warehouse stores in 11 states (including 16 stores identified for closing). HomeBase's warehouse stores are located in the western United States. The table below shows HomeBase's locations by state as of January 29, 1994.

                                                                       NUMBER OF
     STATE                                                             LOCATIONS
     -----                                                             ---------
     California.......................................................     51
     Washington.......................................................      8
     Colorado.........................................................      5
     Arizona..........................................................      4
     Oregon...........................................................      4
     Nevada...........................................................      2
     New Mexico.......................................................      2
     Texas............................................................      2
     Utah.............................................................      2
     Idaho............................................................      1
     Oklahoma.........................................................      1
                                                                          ---
       Total..........................................................     82*
                                                                          ===

    --------
    * Includes 16 stores in operation at January 29, 1994, which the Company plans to close as part of the restructuring of HomeBase. See "HomeBase--Strategy."

INDUSTRY OVERVIEW

 Warehouse-format home centers typically provide lower prices compared to traditional channels of home improvement and building supply product distribution. The warehouse format also generally offers a very broad assortment of home improvement products, combined with a high level of service from knowledgeable, well trained warehouse staff. These factors are communicated to customers through ongoing, aggressive advertising.

 The warehouse format generally serves two broad customer groups within the home improvement industry. The first group consists of Do-It-Yourself (DIY) customers who are individuals and families that are making purchases and completing projects generally for their own homes on a Do-It-Yourself basis. These customers range from casual to serious, and require varying levels of support in planning and selecting their purchases. The second customer group consists of professional contractors and facility managers who use home improvement and building supply products on a daily basis in their businesses.

 The Company believes that demographic and lifestyle factors such as the aging of baby boomers, the increase in home-centered activities and the aging housing stock will create growing demand for home improvement products and services. The Company believes that the overall market for home improvement products was approximately $115 billion in calendar 1993. The market for home improvement products is fragmented, with the five largest home improvement retailers representing approximately 20% of sales in 1992, and the top 100 operators representing less than 40% of sales.

 Over the last ten years, warehouse-format home center retailers have gained significant market share in the United States by offering lower prices, greater product selection and more in-stock merchandise than traditional home center, hardware and lumber yard operators. In addition, warehouse stores have been able to take advantage of economies created by large sales volumes. Despite the significant growth of warehouse-format home centers in recent years, the Company believes that this format represented less than 15% of the overall market in 1993.

STRATEGY

 Over the past three years, HomeBase has redirected its marketing focus to attract a wider range of customers. Originally developed as a "membership warehouse club" for the home improvement industry,

HomeBase (then known as "HomeClub") appealed primarily to those customers requiring little assistance and a limited assortment of products at low prices. Recognizing that this strategy was not addressing a large portion of the market for Do-It-Yourself merchandise, HomeBase discontinued its membership requirement, changed its name and broadened its merchandise assortment while retaining the operating efficiencies inherent in the warehouse format.

 HomeBase is currently implementing a series of strategic initiatives designed to strengthen its market position in the western United States and improve its profitability. These initiatives include (i) a significant increase in the level of customer service offered at HomeBase stores, through an increase in the number of salespeople, including hiring experienced tradespeople and others with specialized product knowledge in home improvement fields, and enhanced sales and service training for both new and existing store employees, (ii) improvement in gross margin through buying efficiencies created by centralization of the merchandise replenishment function, improved distribution of merchandise to reduce freight costs, and selective price increases, and
(iii) an aggressive marketing program to communicate to customers the benefits of shopping at HomeBase and its improved levels of customer service. In the third quarter of fiscal 1994, a new management team, led by a senior executive from BJ's, was installed at HomeBase to implement these strategic initiatives.

 The new management team also undertook a thorough review of HomeBase's business and real estate strategies, the result of which was a recommendation to take certain actions in a restructuring plan, which the Company's Board of Directors approved on November 15, 1993. Consequently, in the fourth quarter of fiscal 1994, the Company recorded a pre-tax restructuring charge of $101.1 million primarily to cover expenses related to the repositioning of HomeBase. The restructuring is designed to enable HomeBase to focus its management efforts and financial resources on strengthening its competitive position in the western United States. This charge reflects (i) the closing of all eight of the Company's stores in midwestern markets (Chicago and Toledo), which were outside HomeBase's primary market area, (ii) the planned closing of 16 additional stores where the potential to achieve the Company's objectives is limited, and (iii) liquidating certain discontinued merchandise. The Company closed the eight stores in the Midwest in January 1994 and has disposed of five of these locations. The Company is actively seeking to sell, assign or sublease the remaining three midwestern stores, as well as the other 16 stores identified for closing.

 The following are critical elements of HomeBase's strategy for growth:

 Provide Superior Customer Service. HomeBase believes that a high level of customer service is required to build both customer loyalty and sales. To improve its level of customer service, HomeBase added a significant number of sales and service personnel in the fourth quarter of fiscal 1994. Many of the recently hired personnel are tradespeople or specialists trained in particular merchandise categories who will be able to provide knowledgeable assistance to customers. HomeBase has also reoriented its training programs to emphasize the importance of customer service and to focus sales personnel on becoming knowledgeable specialists in particular areas of home improvement. By increasing customer contact with knowledgeable tradespeople and trained specialists, HomeBase believes that it will be able to raise its level of customer service, thereby broadening its appeal both to DIY and professional customers.

 Increase Customer Awareness. The Company is undertaking an aggressive marketing program to attract new customers by emphasizing HomeBase's enhanced commitment to customer service, its broad product selection, high quality merchandise and everyday low prices. This program will supplement HomeBase's regular print advertising with the extensive use of television advertising.

 Build Customer Know-How. HomeBase believes that it is important not only to address the needs of the existing DIY marketplace, but that it is also important to expand the DIY marketplace by encouraging new DIY customers and upgrading the skills and confidence levels of existing DIY customers. HomeBase provides assistance and training to DIY customers, including regularly scheduled customer clinics on a wide range of home improvement projects.

 Serve the Professional. HomeBase has designed a series of programs to specifically address the needs of contractors. A majority of HomeBase warehouse stores have Contractor Desks, with staff dedicated to handling contractors' special needs, including the ability to receive faxed orders and pre-assemble them for pick-up, and quickly obtaining special items and sizes. HomeBase will also deliver bulk purchases to job sites for a nominal fee. HomeBase warehouse stores offer extended hours, opening early in the morning to serve professional contractors.

EXPANSION

 HomeBase is currently the largest or second largest home improvement operator in most of the metropolitan markets which it serves. HomeBase's current expansion strategy is oriented towards reinforcing its position in these existing markets and expanding selectively to contiguous markets.

 The following table shows the number of HomeBase stores opened and closed in the last six years:

                  WAREHOUSE STORES                                  WAREHOUSE
                  IN OPERATION AT     WAREHOUSE       WAREHOUSE     STORES IN
FISCAL YEAR          BEGINNING      STORES OPENED   STORES CLOSED  OPERATION AT
ENDED JANUARY         OF YEAR      DURING THE YEAR DURING THE YEAR END OF YEAR
- -------------     ---------------- --------------- --------------- ------------
1989.............        36               10              --            46
1990.............        46               12              --            58
1991.............        58                8              --            66
1992.............        66                7              --            73
1993.............        73               13              --            86
1994.............        86                5               9            82

 As of October 30, 1993, HomeBase operated 90 warehouse stores. As part of the repositioning of HomeBase, the Company closed eight stores in the Midwest in January 1994, resulting in 82 stores in operation at the end of fiscal 1994. The Company has also announced its plans to close an additional 16 warehouse stores. In fiscal 1995, HomeBase plans to open approximately four warehouse stores, which will be located in existing market areas.

STORE PROFILE

 The average size of the 82 HomeBase warehouse stores in operation at January 29, 1994 was 101,000 square feet. Most HomeBase warehouse stores also utilize additional outside selling space for nursery and garden centers. HomeBase's warehouse stores are located in both free-standing locations and "strip malls." In some locations, HomeBase warehouse stores are combined with membership warehouse clubs or other large store retailers in shopping centers known as power centers.

 Including space for parking, a typical HomeBase warehouse store requires six to ten acres of land. Construction and site development costs for a new HomeBase warehouse store average $5.1 million. Land acquisition costs for a new warehouse store generally range from $2.0 million to $6.0 million. A new HomeBase warehouse store entails an initial capital investment of approximately $1.5 million for fixtures and equipment. In addition to capital expenditures, each new warehouse store requires an investment of approximately $2.5 million for inventory (net of accounts payable) and pre-opening expenses.

MERCHANDISING

 HomeBase's large product offering provides a broad selection of brand name merchandise to both DIY customers and professional contractors. HomeBase's merchandise selection is broad enough to allow a customer to purchase virtually every item needed to build an entire home. The Company believes that its 25,000 SKU selection is broader than the selection offered by traditional home center competitors.

 By making use of the operating efficiencies of the warehouse format to maximize productivity, HomeBase believes it is able to provide substantial savings over other channels of home improvement and building supply product distribution. In order to achieve greater operational efficiencies, HomeBase has recently centralized its merchandise replenishment operations and improved its logistics of distribution to reduce freight costs. By centralizing its replenishment activities, the Company believes it will be able to improve the manner in which it acquires products. In addition, this program will permit the Company to redeploy store personnel, which will increase customer service.

 Merchandise sold by HomeBase includes lumber, building materials, plumbing supplies and fixtures, electrical materials and fixtures, hand and power tools, hardware, paints, garden supplies, nursery items, home decorative items and related seasonal and household merchandise. HomeBase's name brand orientation allows customers to compare HomeBase's prices to the same items offered by competitors. In selected categories, HomeBase supplements these name brand offerings with high quality private label products at lower prices. As part of its restructuring, in the fourth quarter of fiscal 1994, HomeBase discontinued certain merchandise unrelated to its core home improvement offerings. In addition, HomeBase raised prices on selected merchandise items to the lower end of the range of prices offered by competitors in the relevant trading area.

MARKETING AND ADVERTISING

 HomeBase addresses its primary target customers through a mix of newspaper, direct mail, radio and television advertising. The primary advertising medium is newspaper advertisements, including both freestanding inserts and run-of-press ads. Television and radio advertising are used to reinforce HomeBase's image of providing superior customer service and offering a broad assortment of merchandise at everyday low prices. Additionally, the Company participates in or hosts a variety of home shows, customer hospitality events and contractor product shows. HomeBase solicits vendor participation in many of its advertising programs. The Company has recently commenced an aggressive marketing program to attract new customers by emphasizing HomeBase's enhanced commitment to customer service, its broad product selection, high quality merchandise and everyday low prices.

WAREHOUSE OPERATIONS

 Customer Service. HomeBase is committed to providing superior service to every customer. Carefully selected home improvement specialists, many of whom have extensive experience in their respective fields, are available throughout the store to assist DIY customers and professional contractors.

 The HomeBase warehouse is designed to serve both the contractor and DIY markets. HomeBase's project design centers and kitchen design centers feature computer assisted design tools where customers can work with design coordinators to conceptualize and plan virtually any home improvement project. HomeBase's contractor desk, with its dedicated staff, permits the contractor to take advantage of the breadth of HomeBase's offerings in a timely manner. Complemented by HomeBase's delivery capability, the HomeBase contractor desk strives to be the "supplier of first choice" to the professional contractor market.

 Training. HomeBase strives to develop the skills of its store personnel to ensure that customers consistently receive knowledgeable and courteous assistance. HomeBase's training programs have been recently reoriented to emphasize the importance of customer service and to improve store employees' selling skills. HomeBase provides extensive training for its entry level warehouse store personnel through a comprehensive in-house training program that combines on-the-job training with formal seminars and meetings. On an ongoing basis, warehouse store personnel attend frequent in-house training sessions conducted by HomeBase's training staff or by manufacturers' representatives, and they receive sales, product and other information in frequent meetings with their managers. HomeBase's satellite television system
(HBTV) permits it to simultaneously broadcast training sessions from its Irvine, California headquarters to every individual warehouse store location.

 Low Cost Operation. HomeBase purchases most of its merchandise directly from manufacturers for shipment either directly to the selling warehouse store or to consolidation/deconsolidation facilities where large shipments are broken down and separated for transfer to individual warehouse stores, generally on a same-day basis. By operating no-frills warehouse facilities, HomeBase's fixturing and operating costs are kept substantially below those of traditional home improvement retailers.

 Credit. HomeBase offers its own private label credit card to customers under a non-recourse program operated by a major financial institution. The Company plans to introduce a similar third party program directed toward professional contractors. HomeBase also accepts MasterCard, Visa, Discover and American Express.

MANAGEMENT INFORMATION SYSTEMS

 HomeBase uses a fully integrated management information system to monitor sales, track inventory and provide rapid feedback on the performance of its business. These systems are designed to enhance HomeBase's "quick response" capability. Each HomeBase warehouse store operates point-of-sale terminals which capture information on each item sold via UPC scanning. Minicomputers at each warehouse store process and consolidate this information during the selling day and transmit it each night to HomeBase's information center via satellite. From this information, the data center produces daily reports that are used to support merchandising, inventory replenishment and promotional decisions.

 HomeBase's satellite television network broadcasts several times each week to all of HomeBase's warehouse stores. Broadcasts include training sessions, vendor product demonstrations and interactive discussions with HomeBase's management.

 HomeBase introduced scanning to the home improvement industry and is a leader in implementing electronic data interchange ("EDI"). EDI permits both HomeBase and its vendors to save money and reduce errors by electronically transmitting purchase order information. HomeBase now uses EDI with over 700 vendors and plans to expand its use of this technology.

COMPETITION

 HomeBase competes with a wide range of businesses engaged in the wholesale or retail sale of home improvement and building supply merchandise, including home centers, hardware stores, lumber yards and discount stores. The Company believes the major competitive factors in the markets in which HomeBase competes are customer service, price, product selection, location and name recognition. The Company believes that its improving level of customer service, the value offered by HomeBase's low prices and the one-stop shopping available through its full range of home improvement products give it an advantage over many of its traditional home center competitors. Major competitors in HomeBase's market areas that also use the warehouse merchandising format include The Home Depot, Inc. and Builder's Square Inc. (a subsidiary of Kmart Corporation). Approximately 70% of HomeBase's warehouse stores currently have at least one warehouse home improvement retailer in their trading areas at an average distance of approximately 3 miles. Approximately 60% of HomeBase's warehouse stores currently compete with Home Depot units. HomeBase also competes with a number of smaller regional operators such as Orchard Lumber Supply, Contractor's Warehouse (a division of Grossman's Inc.) and Eagle Hardware & Garden, Inc. Some of the Company's competitors have significantly greater financial and marketing resources than the Company.

EMPLOYEES
- ---------

 As of January 29, 1994, the Company had approximately 16,000 employees, of whom approximately 2,300 were part-time employees. Approximately 1,100 employees were corporate and divisional management and office support employees; the balance were warehouse personnel.

 None of the Company's employees is represented by unions. The Company considers its relations with its employees to be excellent.

ITEM 2. PROPERTIES

 The Company operated 134 warehouse locations as of January 29, 1994, of which 108 are leased under long-term leases and 22 are owned. The Company owns the buildings at the remaining four locations, which are subject to long-term ground leases.

 The unexpired terms of these leases range from one year to 39.9 years, and average approximately 14.2 years. The Company has options to renew all but one of its leases for periods that range from approximately 5 to 50 years and average approximately 18.4 years. These leases require fixed monthly rental payments which are subject to various adjustments. In addition, certain leases require payment of a percentage of the warehouse's gross sales in excess of certain amounts. Most leases require that the Company pay all property taxes, insurance, utilities and other operating costs.

 The Company's principal executive offices in Natick, Massachusetts, which include the home office of its BJ's division, occupy approximately 125,000 square feet under a lease expiring January 31, 1996, with an option to extend this lease through January 31, 2001. The Company also maintains a home office for its HomeBase division in Irvine, California, occupying approximately 164,000 square feet under a lease expiring July 24, 2004, with options to extend this lease through July 24, 2019.

 See Note D of Notes to the Consolidated Financial Statements included elsewhere in this report for additional information with respect to the Company's leases.

 Certain of the Company's locations are financed through long-term secured financings. See Note C of Notes to the Consolidated Financial Statements for additional information with respect to such financings.

 A list of BJ's and HomeBase locations within each state is shown on pages 1 and 6, respectively.

ITEM 3. LEGAL PROCEEDINGS

 The Company considers all current legal proceedings to be ordinary routine litigation incident to the character of its business. The Company believes that such proceedings will not, individually or in the aggregate, have a material adverse effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended January 29, 1994.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

 The following persons are the executive officers of the Company as of the date hereof:

                                          OFFICE AND EMPLOYMENT
 NAME                 AGE                 DURING LAST FIVE YEARS
 ----                 ---                 ----------------------
 Sumner L. Feldberg    69 Chairman of the Board of the Company since February
                          1989; Chairman of the Executive Committee (1987-1989)
                          and Chairman of the Board (1973-1987 and since 1989)
                          of The TJX Companies, Inc. ("TJX").
 Herbert J Zarkin      55 President, Chief Executive Officer and Director of
                          the Company since May 1993; Executive Vice President
                          of the Company (1989-1993); President of BJ's
                          Wholesale Club Division (1990-1993); previously with
                          TJX as Senior Vice President--Warehouse Club
                          Divisions (December 1988 to June 1989); Chairman of
                          Zayre Stores Division of TJX from May 1988 and
                          continued in that capacity through December 1988
                          following TJX's sale of that division in October
                          1988; President of TJX's HomeBase Division (1986-
                          1988).
 John J. Nugent        47 Executive Vice President of the Company and President
                          of BJ's Wholesale Club since September 1993; Senior
                          Vice President of BJ's Wholesale Club (1991-1993);
                          Director of Sales Operations of BJ's Wholesale Club
                          (1989-1993); Vice President of Operations at Child
                          World (1980-1989).
 Allan P. Sherman      49 Executive Vice President of the Company since May
                          1993 and President of HomeBase since September 1993;
                          President of BJ's Wholesale Club (May 1993 to
                          September 1993); Senior Vice President and General
                          Merchandise Manager--Non Food of BJ's Wholesale Club
                          (August 1991 to May 1993); Vice President and General
                          Merchandise Manager--Non Food of BJ's Wholesale Club
                          (February 1991 to August 1991); President of My
                          House, a division of Jamesway (1989-1991); Divisional
                          Merchandise Manager of the Zayre Stores Division of
                          TJX from 1986 and continued in that capacity through
                          May 1989 following TJX's sale of that division in
                          October 1988.
 Dale N. Garth         44 Senior Vice President and Chief Financial Officer of
                          the Company since September 1992 and Treasurer since
                          December 1992; Senior Vice President, Finance and
                          Chief Financial Officer of Talbot's, Inc. (1989-
                          1991).
 Sarah M. Gallivan     51 Employed by the Company since October 1989 and
                          elected Vice President, General Counsel and Secretary
                          of the Company in December 1989; with Damon
                          Corporation as legal counsel (1973-1989).
 Edward J. Weisberger  52 Vice President--Finance of the Company since April
                          1989; Vice President--Corporate Controller of TJX
                          (1987-1989).

 All officers hold office until the next annual meeting of the Board of Directors in 1994 and until their successors are elected and qualified.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

 The common stock of the Company is listed on the New York Stock Exchange (symbol WBN). The quarterly high and low stock prices for fiscal years 1994 and 1993 were:

             FISCAL YEAR ENDED FISCAL YEAR ENDED
              JANUARY 29, 1994  JANUARY 30, 1993
             ----------------- -------------------
   QUARTER     HIGH     LOW      HIGH       LOW
   -------   ----------------- --------- ---------
   First       17       11 3/4    26 1/2    18 1/4
   Second      15 1/8   12        26 1/4    17 3/4
   Third       16       12        21 1/4    16 1/2
   Fourth      15 1/4   12 1/4    22        15 3/4

 The approximate number of stockholders of record at February 26, 1994 was 4,900. The Company has not paid any dividends. For restrictions on the payment of dividends, see Note C of Notes to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

                                                   FISCAL YEAR ENDED
                         ---------------------------------------------------------------------
                         JAN. 29, 1994 JAN. 30, 1993 JAN. 25, 1992 JAN. 26, 1991 JAN. 27, 1990
                         ------------- ------------- ------------- ------------- -------------
                                        (53 WEEKS)
                                     (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net sales                 $ 3,589,341   $ 3,357,794   $ 2,783,585   $ 2,409,726   $ 2,056,512
                          -----------   -----------   -----------   -----------   -----------
Cost of sales, includ-
 ing buying and occu-
 pancy costs                3,086,670     2,881,334     2,399,765     2,076,372     1,770,791
Selling, general and
 administrative ex-
 penses                       423,026       401,905       322,705       288,377       234,076
Restructuring charge          101,133           --            --            --            --
Cost of closing BJ's
 warehouse clubs in
 Chicago                          --            --          5,500           --            --
Discontinuation of
 HomeClub name and mem-
 bership program                  --            --          3,400         8,800           --
Interest on debt and
 capital leases (net)          12,489         6,280         3,292         5,491         3,120
                          -----------   -----------   -----------   -----------   -----------
Income (loss) before
 income taxes and cumu-
 lative effect of ac-
 counting principle
 changes                      (33,977)       68,275        48,923        30,686        48,525
Provision (benefit) for
 income taxes                 (15,290)       24,033        18,914        12,274        19,760
                          -----------   -----------   -----------   -----------   -----------
Income (loss) before
 cumulative effect of
 accounting principle
 changes                      (18,687)       44,242        30,009        18,412        28,765
Cumulative effect of
 accounting principle
 changes                          905           --            --            --            --
                          -----------   -----------   -----------   -----------   -----------
Net income (loss)         $   (17,782)  $    44,242   $    30,009   $    18,412   $    28,765
                          ===========   ===========   ===========   ===========   ===========
Income (loss) per com-
 mon share:
 Primary earnings per
  share:
  Income (loss) before
   cumulative effect of
   accounting principle
   changes                $     (0.56)  $      1.33   $      1.01   $      0.64   $      1.01
  Cumulative effect of
   accounting principle
   changes                       0.02           --            --            --            --
                          -----------   -----------   -----------   -----------   -----------
 Net income (loss)        $     (0.54)  $      1.33   $      1.01   $      0.64   $      1.01
                          ===========   ===========   ===========   ===========   ===========
 Fully diluted earnings
  per share:
  Income (loss) before
   cumulative effect of
   accounting principle
   changes                $     (0.56)  $      1.31   $      1.01   $      0.64   $      1.01
  Cumulative effect of
   accounting principle
   changes                       0.02           --            --            --            --
                          -----------   -----------   -----------   -----------   -----------
 Net income (loss)        $     (0.54)  $      1.31   $      1.01   $      0.64   $      1.01
                          ===========   ===========   ===========   ===========   ===========
Number of common shares
 for earnings per share
 computations:
  Primary                  33,082,362    33,191,497    29,807,255    28,597,817    28,457,170
  Fully diluted            33,082,362    35,706,763    29,810,348    28,689,256    28,457,170
BALANCE SHEET DATA:
Working capital           $   203,809   $   285,797   $   268,559   $   154,344   $   137,722
Total assets                1,072,994     1,007,014       786,405       579,784       537,313
Long-term debt and
 obligations under
 capital leases               174,054       192,630        86,774        29,199        31,420
Stockholders' equity          420,492       436,610       388,645       284,185       265,266
WAREHOUSES OPEN AT END
 OF YEAR:
BJ's Wholesale Club                52            39            29            27            23
HomeBase                           82            86            73            66            58

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

 GENERAL

 The Company believes that stores using a warehouse merchandising format are continuing to gain an increasing share of both the food and general merchandise market, in which BJ's operates, and the home improvement market, in which HomeBase operates. To compete effectively in these markets, warehouse operators need to maintain a low cost structure and be able to offer customers a diversified selection of merchandise at attractive prices. The Company believes that it has established efficient operations at both BJ's and HomeBase that enable the Company to minimize its costs and to provide increased value to customers.

 In fiscal 1993 (the year ended January 30, 1993), the Company achieved sales growth at both BJ's and HomeBase, primarily through the opening of new stores and also from comparable store sales growth. In fiscal 1994 (the year ended January 29, 1994), the Company's sales growth was attributable to new store openings. Comparable store sales, on a same-week basis, decreased at both BJ's and HomeBase from fiscal 1993 to fiscal 1994. The decrease at BJ's was due largely to increased competition from other warehouse club operators; the effects of opening new BJ's stores in the trading areas of existing BJ's warehouse clubs; the effects of price deflation, particularly in food products; and the weak economic conditions in the Northeast. The decrease at HomeBase was due largely to increased competition and the depressed economic conditions in its major markets, particularly California.

 BJ's strategy is to continue to strengthen its market position in the northeastern United States by opening additional warehouse clubs, attracting new members to existing warehouse clubs and increasing BJ's share of members' overall retail spending.

 HomeBase is currently implementing a series of strategic initiatives designed to strengthen its market position in the western United States and improve its profitability. These initiatives include (i) a significant increase in the level of customer service offered at HomeBase warehouse stores, through an increase in the number of salespeople, including hiring of experienced tradespeople and others with specialized product knowledge in home improvement fields, and enhanced sales and service training for both new and existing store employees, (ii) improvement in gross margin through efficiencies created by the centralization of the merchandise replenishment function, improved distribution of merchandise to reduce freight costs and selective price increases, and (iii) an aggressive marketing program to communicate to customers the benefits of shopping at HomeBase and its improved levels of customer service. In the third quarter of fiscal 1994, a new management team, led by a senior executive from BJ's, was installed at HomeBase to implement these strategic initiatives.

 The new management team also undertook a thorough review of HomeBase's business and real estate strategies, the result of which was a recommendation to take certain actions in a restructuring plan, which the Company's Board of Directors approved on November 15, 1993. Consequently, in the fourth quarter of fiscal 1994, the Company recorded a pre-tax restructuring charge of $101.1 million primarily to cover expenses related to the repositioning of HomeBase. The restructuring is designed to enable HomeBase to focus its management efforts and financial resources on strengthening its competitive position in the western United States. This charge reflects (i) the closing of all eight of the Company's stores in midwestern markets (Chicago and Toledo), which were outside of HomeBase's primary market area, (ii) the planned closing of 16 additional stores where the potential to achieve the Company's objectives is limited, and (iii) liquidating certain discontinued merchandise. The Company closed the eight stores in the Midwest in January 1994 and has disposed of five of these locations. The Company is actively seeking to sell, assign or sublease the remaining three midwestern locations as well as the other 16 stores identified for closing.

 The results at HomeBase for fiscal 1994 exclude sales and operating income or losses since October 31, 1993 for the eight midwestern HomeBase warehouse stores that have closed and since November 28, 1993 for the other 16 HomeBase warehouse stores planned to be closed. Sales from all 24 warehouse stores have been removed from comparable store sales.

 The disposition of the 24 HomeBase stores is expected to generate a significant amount of cash flow (see "Liquidity and Capital Resources") and to improve HomeBase's operating income. If the results of the 24 stores had been excluded for the full year ended January 29, 1994, sales would have been reduced by approximately $270 million and operating income would have been increased by approximately $8 million.

 The Company is finding it increasingly necessary to acquire and develop, rather than lease from third parties, new store sites. As a result, the Company's requirements for capital have increased, and store openings more frequently result in increased capital expenditures and related interest and depreciation expense rather than rental expense.

 FISCAL YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993 AND JANUARY 25, 1992

 The following table presents selected income statement and segment data for the last three fiscal years:

                                             FISCAL YEAR ENDED
                          ---------------------------------------------------------
                           JANUARY 29, 1994    JANUARY 30, 1993   JANUARY 25, 1992
                          ------------------- ------------------ ------------------
                                                  (53 WEEKS)
                                      % OF               % OF               % OF
                             $      NET SALES    $     NET SALES    $     NET SALES
                          --------  --------- -------- --------- -------- ---------
                               (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Net sales                 $3,589.3    100.0%  $3,357.8   100.0%  $2,783.6   100.0%
Cost of sales, including
 buying and occupancy
 costs                     3,086.7     86.0    2,881.3    85.8    2,399.8    86.2
Selling, general and
 administrative expenses     423.0     11.8      401.9    12.0      322.7    11.6
Restructuring charge         101.1      2.8         --      --         --      --
Cost of closing BJ's
 clubs in Chicago               --       --         --      --        5.5      .2
Change of HomeClub name
 to HomeBase                    --       --         --      --        3.4      .1
Interest on debt and
 capital leases (net)         12.5       .3        6.3      .2        3.3      .1
                          --------    -----   --------   -----   --------   -----
Income (loss) before
 income taxes and
 cumulative effect of
 accounting principle
 changes                     (34.0)     (.9)      68.3     2.0       48.9     1.8
Provision (benefit) for
 income taxes                (15.3)     (.4)      24.1      .7       18.9      .7
                          --------    -----   --------   -----   --------   -----
Income (loss) before
 cumulative effect of
 accounting principle
 changes                     (18.7)     (.5)      44.2     1.3       30.0     1.1
Cumulative effect of
 accounting principle
 changes                        .9       --         --      --         --      --
                          --------    -----   --------   -----   --------   -----
Net income (loss)         $  (17.8)     (.5)% $   44.2     1.3%  $   30.0     1.1%
                          ========    =====   ========   =====   ========   =====
Fully diluted net income
 (loss) per common share  $  (0.54)           $   1.31           $   1.01
                          ========            ========           ========
SELECTED SEGMENT DATA:
BJ's Wholesale Club:
 Net sales                $2,003.4    100.0%  $1,786.9   100.0%  $1,432.2   100.0%
 Operating income         $   45.2      2.3%  $   35.4     2.0%  $   17.4     1.2%
HomeBase:
 Net sales                $1,586.0    100.0%  $1,570.9   100.0%  $1,351.4   100.0%
 Operating income (loss)  $  (55.8)    (3.5)% $   47.2     3.0%  $   42.1     3.1%

 Total sales of the Company increased by 6.9% from fiscal 1993 (which contained 53 weeks) to fiscal 1994 and by 20.6% from fiscal 1992 to fiscal 1993. The increases in both years were due primarily to the opening of new warehouse stores. Comparable store sales increases (decreases) on a same-week basis for the last two fiscal years were as follows:

                                FY 1994 VS. FY 1993 VS.
                                  FY 1993     FY 1992
                                ----------- -----------
           BJ's Wholesale Club     (9.9%)       3.9%
           HomeBase                (1.5%)       2.0%
           Total                   (6.4%)       2.9%

 Comparable store sales at BJ's, on a same-week basis, decreased 9.9% from fiscal 1993 to fiscal 1994, and during fiscal 1993 comparable store sales at BJ's declined from double-digit increases in the first quarter to decreases in the fourth quarter. These decreases were due largely to increased competition from other warehouse club operators; the effects of opening new BJ's warehouse clubs in the trading areas of existing BJ's warehouse clubs; the effects of price deflation, particularly in food products; and the weak economic conditions in the Northeast.

 HomeBase's comparable store sales, on a same-week basis, decreased 1.5% from fiscal 1993 to fiscal 1994, following an increase of 2.0% from fiscal 1992 to fiscal 1993. The decrease at HomeBase in fiscal 1994 was due largely to increased competition and the depressed economic conditions in its major markets, particularly California.

 Cost of sales (including buying and occupancy costs) as a percentage of sales was 86.0% in fiscal 1994, compared with 85.8% in fiscal 1993 and 86.2% in fiscal 1992. The increase in the percentage from fiscal 1993 to fiscal 1994 was attributable primarily to the increased proportion of consolidated sales contributed by BJ's, which is a lower margin business than HomeBase. Gross selling margins increased at both divisions from fiscal 1993 to fiscal 1994, particularly at BJ's. The decrease in cost of sales as a percentage of sales from fiscal 1992 to fiscal 1993 was due mainly to higher gross selling margins at HomeBase.

 Selling, general and administrative ("SG&A") expenses as a percentage of sales were 11.8% in fiscal 1994 versus 12.0% in fiscal 1993 and 11.6% in fiscal 1992. The ratio of SG&A expenses to sales was lower in fiscal 1994 than in fiscal 1993 mainly because of BJ's increased proportion of consolidated sales, and operating efficiencies and improvements in expense controls at BJ's. SG&A expenses as a percentage of sales are lower at BJ's than at HomeBase, which offers a higher level of customer service. The increase in the SG&A ratio from fiscal 1992 to fiscal 1993 was attributable primarily to higher payroll and preopening expenses at HomeBase. The Company expects that its SG&A expenses will increase in fiscal 1995 as a result of hiring a significant number of additional customer service personnel at its HomeBase warehouse stores.

 The Company's $101.1 million pre-tax restructuring charge in fiscal 1994 relates primarily to store closings and the write-down of discontinued inventory at HomeBase. The main components of this charge were:

 1) Operating losses and store closing costs (excluding employee termination costs) were estimated to be approximately $31.3 million. This charge comprises the actual losses and costs of the eight midwestern HomeBase warehouse stores from the beginning of November 1993 through their closing at the end of January 1994, and the estimated losses and costs of 16 other warehouse stores from the beginning of December 1993 through their anticipated closings in the fiscal year ending in January 1995.

 2) Employee termination costs were estimated to be approximately $3.6 million, including severance pay and postemployment medical expenses.

 3) The net book value of HomeBase property to be disposed of was written down by approximately $17.4 million. This charge represents the difference between the net book value of owned real estate, leasehold improvements and furniture, fixtures and equipment to be disposed of and the estimated proceeds to be realized from their sale.

 4) Contract termination costs were estimated to be approximately $36.9 million. This charge primarily represents HomeBase's obligations for leased properties after their closing date offset by estimated sublease income expected to be realized, net of expenses.

 5) The write-down to net realizable value of inventory being discontinued because it is not related to HomeBase's core home improvement merchandise was estimated to be approximately $9.8 million.

 The Company's restructuring charge was based on a number of estimates, and the actual loss could vary from these estimates, depending on certain factors, principally the Company's ability to sublease, assign or sell closed HomeBase locations on favorable terms.

 BJ's operating income of $45.2 million in fiscal 1994 included a pre-tax charge of $2.2 million for the estimated expenses related to the relocation of the BJ's Wholesale Club in Syracuse, New York. BJ's fiscal 1993 operating income of $35.4 million included a $1.1 million pre-tax gain from the disposal of real estate properties. BJ's operating income of $17.4 million in fiscal 1992 included a pre-tax charge of $5.5 million for closing the four BJ's clubs in Chicago. Excluding these items, operating income at BJ's was $47.4 million, or 2.4% of sales, in fiscal 1994, compared with $34.3 million, or 1.9% of sales, in fiscal 1993 and $22.9 million, or 1.6% of sales, in fiscal 1992. The improvement in operating income over the three-year period is due to productivity gains in the movement of merchandise, a shift in the mix of sales to higher margin categories, operating efficiencies in the warehouse clubs and improvements in expense controls.

 HomeBase posted an operating loss of $55.8 million in fiscal 1994, which included a pre-tax restructuring charge of $98.5 million. Excluding this charge from fiscal 1994, and excluding a fiscal 1992 charge of $3.4 million for changing HomeBase's name from "HomeClub," operating income at HomeBase was $42.7 million, or 2.7% of sales, in fiscal 1994, $47.2 million, or 3.0% of sales, in fiscal 1993 and $45.5 million, or 3.4% of sales, in fiscal 1992. Increased payroll and occupancy costs in fiscal 1994, partially offset by decreased advertising and preopening costs, accounted for the decrease in operating income from fiscal 1993 to fiscal 1994. The increase in operating income from fiscal 1992 to fiscal 1993 was attributable to improved gross merchandise margins, offset by higher payroll and preopening expenses.

 The components of net interest expense in the last three fiscal years were as follows (in millions):

                                                    FISCAL YEAR ENDED
                                              -----------------------------
                                              JAN. 1994 JAN. 1993 JAN. 1992
                                              --------- --------- ---------
   Interest expense on debt                     $11.4     $ 8.4     $ 4.5
   Interest and investment income                (1.5)     (4.7)     (3.9)
                                                -----     -----     -----
   Interest on debt (net)                         9.9       3.7        .6
   Interest on capital leases                     2.6       2.6       2.7
                                                -----     -----     -----
   Interest on debt and capital leases (net)    $12.5     $ 6.3     $ 3.3
                                                =====     =====     =====

 Interest on debt, net of interest and investment income, increased in each of the last two years because of the borrowing of $60.0 million through a private placement of 9.58% senior notes in June 1991 and $108.6 million through a public offering of 6.5% subordinated convertible debentures in July 1992 and the subsequent investment of these funds in the expansion of the Company's businesses. For additional information, see "Liquidity and Capital Resources" below.

 The Company's income tax benefit was 45.0% of its pre-tax loss in fiscal 1994. This compares with income tax provisions of 35.2% of pre-tax income in fiscal 1993 and 38.7% of pre-tax income in fiscal 1992. During the Company's third quarter of fiscal 1994, the statutory federal income tax rate for corporations was raised from 34% to 35%, retroactive to January 1, 1993, and the Targeted Jobs Tax Credit was restored retroactive to July 1, 1992. The net effect of the tax law changes on the Company's provision (benefit) for income taxes, which was recorded in the third quarter of fiscal 1994, was not material. The Company's provision for income taxes in fiscal 1994 includes 38.2% of pre-tax income before the restructuring charge and a 40.5% tax benefit from the restructuring charge. Fiscal 1993's tax rate was favorably impacted by a benefit resulting from the difference in the book and tax bases of real estate which was sold, and by an increase in Targeted Jobs Tax Credits over the previous fiscal year. See Note F of Notes to the Consolidated Financial Statements for additional information.

 In the first quarter of fiscal 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of these accounting principle changes increased (decreased) after-tax income by the following amounts (in millions):

   SFAS No. 109, "Accounting for Income Taxes"                         $1.6
   SFAS No. 106, "Employers' Accounting for Postretirement Benefits
    Other Than Pensions," net of tax benefit                            (.2)
   SFAS No. 112, "Employers' Accounting for Postemployment Benefits,"
    net of tax benefit                                                  (.5)
                                                                       ----
                                                                       $ .9
                                                                       ====

 Barring a significant change in tax rates, which would affect the Company's accrual for deferred income taxes, the Company believes that the ongoing effect of adopting SFAS Nos. 106, 109 and 112 will not be material. (See Notes F and H of Notes to the Consolidated Financial Statements for additional information.)

 The Company's net loss for fiscal 1994 was $17.8 million, or $.54 per share, fully diluted, compared to net income of $44.2 million, or $1.31 per share, in fiscal 1993, and net income of $30.0 million, or $1.01 per share, in fiscal 1992.

 Results for the last three fiscal years included the following transactions (in millions):

                                                              INCOME (EXPENSE)
                                                              -----------------
                                                              PRE-TAX  POST-TAX
                                                              -------  --------
   Fiscal 1994:
    Restructuring charge                                      $(101.1)  $(60.2)
    Cost of relocating BJ's Syracuse, NY club                    (2.2)    (1.3)
    Charge related to resignation of Company's previous
     president                                                   (1.0)     (.6)
    Cumulative effect of accounting changes (net)                 --        .9
                                                              -------   ------
                                                               (104.3)   (61.2)
                                                              -------   ------
   Fiscal 1993:
    Net gain from disposal of real estate properties at BJ's      1.1      2.3
                                                              -------   ------
   Fiscal 1992:
    Change of HomeClub name to HomeBase                          (3.4)    (2.1)
    Closing BJ's clubs in Chicago                                (5.5)    (3.3)
                                                              -------   ------
                                                                 (8.9)    (5.4)
                                                              -------   ------

 Excluding the items in the preceding table from the respective periods, net income for fiscal 1994 was $43.4 million, or $1.27 per share, fully diluted, compared to $41.9 million, or $1.25 per share, in fiscal 1993 and $35.4 million, or $1.19 per share, in fiscal 1992.

LIQUIDITY AND CAPITAL RESOURCES

 In fiscal 1994, the Company opened 13 BJ's and five HomeBase stores. Cash expended for property additions was $132.0 million versus $164.9 million in fiscal 1993, when the Company opened a total of 23 stores. Ten of the new stores opened in fiscal 1994 were owned versus seven in fiscal 1993. The Company is increasingly required to acquire and develop, rather than lease from third parties, sites for new stores.

 The Company expects to open approximately 15 additional BJ's (including the relocation of one warehouse club) and four additional HomeBase warehouse stores in fiscal 1995. Capital expenditures are planned to be approximately $165 million, including an estimated $100 million for new store real estate. The timing and amount of actual openings and expenditures could vary from these estimates due to the complexity of the real estate development process.

 During fiscal 1994, the Company reduced its average merchandise inventories per warehouse store from $4.2 million at January 30, 1993 to $3.8 million at January 29, 1994, including the effect of a $9.7 million reserve for write-down of discontinued inventory. Cash provided by the reduction of inventories, net of accounts payable, was $24.3 million in fiscal 1994 compared with a net cash outflow for these items of $83.4 million in fiscal 1993.

 The Company's restructuring is expected to generate a significant amount of cash flow. The total pre-tax restructuring charge of $101.1 million includes approximately $27 million for write-downs of property and inventory, which are non-cash charges. In addition to tax benefits, cash flow will be generated by the sale of inventory and property in the stores to be closed (net of accounts payable and closing costs) and from the liquidation of HomeBase's discontinued inventory. The initial phase of the restructuring, including the disposition of all warehouse store locations and merchandise inventories, is expected to result in $90 million to $100 million of cash inflow (including tax benefits). The net cash outflow for long-term lease obligations (net of tax benefits) after closing these locations is estimated to be $15 million to $20 million over the remaining terms of the leases. The terms of these leases expire at various dates through 2012. The actual amount of cash flow could vary from these estimates, depending on certain factors, principally the Company's ability to sublease or sell closed HomeBase locations on favorable terms.

 As of January 29, 1994, the balance of the current portion of the restructuring reserve liability was $29.4 million and the noncurrent restructuring reserve liability was $28.6 million. Merchandise inventories were stated net of a reserve for write-down of discontinued inventories of $9.7 million, and property held for sale was stated net of a reserve for write-down of $17.5 million. The balances of deferred tax assets at January 29,

1994 were significantly higher than those at the end of the previous fiscal year primarily because most of the restructuring charge was not currently deductible. The Company has not established a valuation allowance because its deferred tax assets can be realized by offsetting taxable income mainly in the carryback period, and also against deferred tax liabilities and future taxable income, which management believes will more likely than not be earned, based on the Company's historical earnings record.

 Under a bank credit agreement dated July 8, 1993 and amended November 15, 1993, the Company may borrow up to $80 million from a group of banks through January 28, 1995, with any borrowings to be repaid by January 28, 1995. The Company does not have any compensating balance requirements under this agreement, but is required to pay a fee of one-half percent per annum of the total commitment. Interest on borrowings is payable, at the Company's option, either at (a) the Eurodollar rate plus one percent, or (b) the lending banks' average prime rate. The agreement also contains covenants which, among other things, include minimum fixed charge coverage and net worth requirements and limit the payment of cash dividends on common stock in any fiscal year to not more than 25% of the Company's consolidated net income for the immediately preceding fiscal year.

 On March 15, 1994, the Company filed a registration statement for the proposed sale of $100 million of senior subordinated notes. The proceeds of any offering of such notes will be used to fund the opening of new stores, including acquisition of real estate and the construction of stores; to make scheduled principal repayments on senior debt, including a $12 million principal payment due in May 1994 on the Company's 9.58% senior notes; to repay short-term borrowings (subject to reborrowing) under the Company's bank credit agreement (under which $20 million was outstanding at February 26, 1994); and for general corporate purposes. Assuming the successful closing of this debt offering, the Company expects to renegotiate the terms and expiration date of its bank credit facility.

 As of January 29, 1994, the Company had $19.9 million of cash and cash equivalents. In addition to its $80 million bank credit agreement, the Company maintained unsecured lines of credit to provide up to $15 million of short-term borrowings with interest payable at a rate no greater than prime. There were no borrowings outstanding under either the Company's bank credit agreement or its unsecured lines of credit at January 29, 1994.

 The Company expects that the proceeds of the planned senior subordinated debt offering, together with anticipated cash flow from operations, proceeds from the disposition of inventory and stores, borrowings available under its current bank credit facility and borrowings expected to be available under a successor bank credit facility that the Company plans to negotiate after the completion of the offering, will be sufficient to finance its operations through fiscal 1996. However, the Company may from time to time seek to obtain additional financing. The Company's cash requirements may vary, based on its success in disposing of the HomeBase stores planned for closing.

SEASONALITY

 BJ's sales and profits have typically been strongest in the Christmas holiday season, while HomeBase's sales and profits have been strongest in the spring building season.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                          PAGE
Consolidated Statements of Income for the fiscal years ended January 29,
 1994, January 30, 1993 and January 25, 1992                               21
Consolidated Balance Sheets as of January 29, 1994 and January 30, 1993    22
Consolidated Statements of Cash Flows for the fiscal years ended January
 29, 1994, January 30, 1993 and January 25, 1992                           23
Consolidated Statements of Stockholders' Equity for the fiscal years
 ended January 29, 1994, January 30, 1993 and January 25, 1992             24
Notes to Consolidated Financial Statements                                 25
Selected Quarterly Financial Data                                          35
Report of Independent Accountants                                          36
Report of Management                                                       36
Schedules:
II  Amounts Receivable from Related Parties and Underwriters, Promoters
    and Employees Other than Related Parties                               37
VProperty, Plant and Equipment                                             38
VIAccumulated Depreciation and Amortization of Property, Plant and
   Equipment                                                               39
VIIIValuation and Qualifying Accounts                                      40
IXShort-Term Borrowings                                                    41
XSupplementary Income Statement Information                                42
Consent and Report of Independent Accountants                              43

                                   WABAN INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                               FISCAL YEAR ENDED
                                   --------------------------------------------
                                    JANUARY 29,     JANUARY 30,    JANUARY 25,
                                       1994            1993           1992
                                   -------------   -------------  -------------
                                                  (53 WEEKS)
                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net sales                          $   3,589,341   $   3,357,794  $   2,783,585
                                   -------------   -------------  -------------
Cost of sales, including buying
 and occupancy costs                   3,086,670       2,881,334      2,399,765
Selling, general and
 administrative expenses                 423,026         401,905        322,705
Restructuring charge                     101,133             --             --
Cost of closing BJ's warehouse
 clubs in Chicago                            --              --           5,500
Discontinuation of HomeClub name             --              --           3,400
Interest on debt and capital
 leases (net)                             12,489           6,280          3,292
                                   -------------   -------------  -------------
Total expenses                         3,623,318       3,289,519      2,734,662
                                   -------------   -------------  -------------
Income (loss) before income taxes
 and cumulative effect of
 accounting principle changes            (33,977)         68,275         48,923
Provision (benefit) for income
 taxes                                   (15,290)         24,033         18,914
                                   -------------   -------------  -------------
Income (loss) before cumulative
 effect of accounting principle
 changes                                 (18,687)         44,242         30,009
Cumulative effect of accounting
 principle changes                           905             --             --
                                   -------------   -------------  -------------
Net income (loss)                  $     (17,782)  $      44,242  $      30,009
                                   =============   =============  =============
Income (loss) per common share:
 Primary earnings per share:
  Income (loss) before cumulative
   effect of accounting principle
   changes                         $       (0.56)  $        1.33  $        1.01
  Cumulative effect of accounting
   principle changes                         .02             --             --
                                   -------------   -------------  -------------
 Net income (loss)                 $       (0.54)  $        1.33  $        1.01
                                   =============   =============  =============
 Fully diluted earnings per
  share:
  Income (loss) before cumulative
   effect of accounting principle
   changes                         $       (0.56)  $        1.31  $        1.01
  Cumulative effect of accounting
   principle changes                         .02             --             --
                                   -------------   -------------  -------------
 Net income (loss)                 $       (0.54)  $        1.31  $        1.01
                                   =============   =============  =============
Number of common shares for
 earnings per share computations:
 Primary                                  33,082          33,191         29,807
 Fully diluted                            33,082          35,707         29,810

    The accompanying notes are an integral part of the financial statements.

                                   WABAN INC.
                          CONSOLIDATED BALANCE SHEETS

                                                       JANUARY 29, JANUARY 30,
                                                          1994        1993
                                                       ----------- -----------
                                                       (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
 Cash and cash equivalents                             $   19,877  $   35,644
 Marketable securities                                        --       16,872
 Accounts receivable                                       62,447      41,405
 Merchandise inventories (net)                            505,188     525,002
 Current deferred income taxes                             36,996      10,013
 Prepaid expenses                                           9,662       9,211
                                                       ----------  ----------
  Total current assets                                    634,170     638,147
                                                       ----------  ----------
Property at cost:
 Land and buildings                                       222,522     182,446
 Leasehold costs and improvements                          59,844      70,132
 Furniture, fixtures and equipment                        195,740     183,235
                                                       ----------  ----------
                                                          478,106     435,813
 Less accumulated depreciation and amortization            96,623      91,565
                                                       ----------  ----------
                                                          381,483     344,248
                                                       ----------  ----------
Property under capital leases                              18,452      22,094
 Less accumulated amortization                              6,924       7,032
                                                       ----------  ----------
                                                           11,528      15,062
                                                       ----------  ----------
Property held for sale (net)                               30,247         --
Deferred income taxes                                       4,967         --
Other assets                                               10,599       9,557
                                                       ----------  ----------
  Total assets                                         $1,072,994  $1,007,014
                                                       ==========  ==========
LIABILITIES
Current liabilities:
 Current installments of long-term debt                $   13,814  $    2,222
 Accounts payable                                         253,232     239,017
 Restructuring reserve                                     29,444         --
 Accrued expenses and other current liabilities           129,637     105,991
 Accrued federal and state income taxes                     2,970       3,923
 Obligations under capital leases due within one year       1,264       1,197
                                                       ----------  ----------
  Total current liabilities                               430,361     352,350
                                                       ----------  ----------
Real estate financings, exclusive of current install-
 ments                                                      4,075       5,889
General corporate debt                                     48,000      60,000
Subordinated debt                                         108,600     108,600
Obligations under capital leases, less portion due
 within one year                                           13,379      18,141
Noncurrent restructuring reserve                           28,642         --
Other noncurrent liabilities                               19,445      15,856
Deferred income taxes                                         --        9,568
STOCKHOLDERS' EQUITY
Common stock, par value $.01, authorized 190,000,000
 shares,
 issued and outstanding 33,086,295 and 33,004,536
 shares                                                       331         330
Additional paid-in capital                                322,915     321,252
Retained earnings                                          97,246     115,028
                                                       ----------  ----------
  Total stockholders' equity                              420,492     436,610
                                                       ----------  ----------
  Total liabilities and stockholders' equity           $1,072,994  $1,007,014
                                                       ==========  ==========

    The accompanying notes are an integral part of the financial statements.

                                   WABAN INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    FISCAL YEAR ENDED
                                           -----------------------------------
                                           JANUARY 29, JANUARY 30, JANUARY 25,
                                              1994        1993        1992
                                           ----------- ----------- -----------
                                                       (53 WEEKS)
                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                          $ (17,782)  $  44,242   $  30,009
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Restructuring charge                        101,133         --          --
  Depreciation and amortization of prop-
   erty                                        37,039      29,823      22,128
  Utilization of net operating loss and
   investment tax credit carryforwards            --          --        2,599
  (Gain) loss on property disposals               790        (706)         23
  Amortization of premium on marketable
   securities                                       9       2,280       1,019
  Other non-cash items, net                     3,102       1,536       1,185
  Deferred income taxes                       (41,518)     (1,825)     (2,041)
  Increase (decrease) in cash due to
   changes in:
   Accounts receivable                        (21,042)    (11,580)     (9,049)
   Merchandise inventories                     10,048    (128,705)    (40,604)
   Prepaid expenses                            (1,121)     (3,558)     (1,127)
   Other assets, net                           (1,042)     (1,160)     (1,253)
   Accounts payable                            14,215      45,280      28,503
   Restructuring reserves                     (15,850)        --          --
   Accrued expenses                            20,411      18,611       9,324
   Accrued income taxes                          (953)       (487)         78
   Other noncurrent liabilities                 3,589       1,705       1,926
                                            ---------   ---------   ---------
 Net cash provided by (used in) operating
  activities                                   91,028      (4,544)     42,720
                                            ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of marketable securities                --     (135,274)    (96,533)
 Sale of marketable securities                 16,905     186,600      25,491
 Property additions                          (131,974)   (164,928)    (68,565)
 Property disposals                            14,839       2,658       1,440
                                            ---------   ---------   ---------
 Net cash used in investing activities       (100,230)   (110,944)   (138,167)
                                            ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings of long-term debt, net of is-
  suance costs of $2,569 in FY 1993 and
  $496 in FY 1992                                 --      106,031      59,504
 Repayment of long-term debt                   (2,222)     (2,051)     (2,767)
 Repayment of capital lease obligations        (5,024)     (1,020)       (746)
 Proceeds from sale and issuance of common
  stock                                           681       1,815      73,018
                                            ---------   ---------   ---------
 Net cash provided by (used in) financing
  activities                                   (6,565)    104,775     129,009
                                            ---------   ---------   ---------
  Net increase (decrease) in cash and cash
   equivalents                                (15,767)    (10,713)     33,562
  Cash and cash equivalents at beginning
   of year                                     35,644      46,357      12,795
                                            ---------   ---------   ---------
  Cash and cash equivalents at end of year  $  19,877   $  35,644   $  46,357
                                            =========   =========   =========
Supplemental cash flow information:
 Interest paid                              $  13,682   $  10,226   $   6,282
 Income taxes paid                             25,099      26,345      18,569
Noncash financing and investing activi-
 ties:
 Capital lease obligations                        329         786         572

    The accompanying notes are an integral part of the financial statements.

                                   WABAN INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                              (IN THOUSANDS)
                             -------------------------------------------------
                                 COMMON     ADDITIONAL               TOTAL
                                 STOCK       PAID-IN   RETAINED  STOCKHOLDERS'
                             PAR VALUE $.01  CAPITAL   EARNINGS     EQUITY
                             -------------- ---------- --------  -------------
Balance, January 26, 1991         $286       $243,122  $ 40,777    $284,185
 Net income                         --             --    30,009      30,009
 Sale and issuance of common
  stock                             41         74,410        --      74,451
                                  ----       --------  --------    --------
Balance, January 25, 1992          327        317,532    70,786     388,645
 Net income                         --             --    44,242      44,242
 Sale and issuance of common
  stock                              3          3,720        --       3,723
                                  ----       --------  --------    --------
Balance, January 30, 1993          330        321,252   115,028     436,610
 Net loss                           --             --   (17,782)    (17,782)
 Sale and issuance of common
  stock                              1          1,663        --       1,664
                                  ----       --------  --------    --------
Balance, January 29, 1994         $331       $322,915  $ 97,246    $420,492
                                  ====       ========  ========    ========



    The accompanying notes are an integral part of the financial statements.

                                   WABAN INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF ACCOUNTING POLICIES

Basis of Presentation

 The consolidated financial statements of Waban Inc. (the "Company") include the financial statements of all of the Company's subsidiaries, all of which are wholly-owned.

Fiscal Year

 The Company's fiscal year ends on the last Saturday in January. The fiscal years ended January 29, 1994 and January 25, 1992 each included 52 weeks. The fiscal year ended January 30, 1993 included 53 weeks.

Cash Equivalents and Marketable Securities

 The Company considers highly liquid investments with a maturity of three months or less at time of purchase to be cash equivalents. Investments with maturities exceeding three months are classified as marketable securities. At January 30, 1993, marketable securities consisted of $10,111,000 of collateralized mortgage obligations, which were collateralized by U.S. government agency securities, and $6,761,000 of municipal securities. These investments were stated at the lower of amortized cost or market value.

Merchandise Inventories

 Inventories are stated primarily at the lower of cost, determined under the average cost method, or market. The Company recognizes the write-down of slow-moving or obsolete inventory in cost of sales when such write-downs are probable and estimable. At January 29, 1994, merchandise inventories are stated net of a reserve of $9,653,000, which was established in connection with the Company's restructuring.

Property and Equipment

 Buildings, furniture, fixtures and equipment are depreciated by use of the straight-line method over the estimated useful lives of the assets. Leasehold costs and improvements are amortized by use of the straight-line method over the lease term or their estimated useful life, whichever is shorter.

Preopening Costs

 Preopening costs consist of direct incremental costs of opening a facility and are charged to operations within the fiscal year that a new warehouse opens.

Membership Fees

 Membership fees are included in revenue when received, but not before a warehouse opens.

Interest on Debt and Capital Leases

 Interest on debt and capital leases in the Statement of Income is presented net of interest income and investment income of $1,507,000 in fiscal 1994, $4,743,000 in fiscal 1993 and $3,886,000 in fiscal 1992.

Capitalized Interest

 The Company capitalizes interest related to the development of owned facilities. Interest in the amount of $2,773,000, $2,441,000 and $521,000 was capitalized in fiscal 1994, 1993 and 1992, respectively.

Net Income Per Common Share

 Primary and fully diluted net income per common share are based on the weighted average number of common and common equivalent shares and other dilutive securities outstanding in each year.

                                  WABAN INC.

A.CUMULATIVE EFFECT OF ACCOUNTING PRINCIPLE CHANGES

  Effective January 31, 1993 (the first day of fiscal 1994), the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of these accounting principle changes increased (decreased) after-tax income by the following amounts (in thousands):

  SFAS No. 109, "Accounting for Income Taxes"                        $1,616
  SFAS No. 106, "Employers' Accounting for Postretirement Benefits
   Other Than Pensions," net of tax benefit of $138                    (210)
  SFAS No. 112, "Employers' Accounting for Postemployment Benefits,"
   net of tax benefit of $328                                          (501)
                                                                     ------
                                                                     $  905
                                                                     ======

B.RESTRUCTURING CHARGE

  In the fourth quarter of the fiscal year ended January 29, 1994 the Company recorded a pre-tax restructuring charge of $101.1 million ($60.2 million post-tax) primarily related to repositioning its HomeBase division, which includes:

   1) closing or relocating 16 HomeBase warehouses which have limited potential for long-term profitability. This group of warehouses consists mostly of older units which do not have desirable locations or are not suitable for the current HomeBase prototype;
   2) closing all eight HomeBase warehouses in the midwestern markets of Chicago and Toledo;
   3) liquidating discontinued merchandise; and
   4) related administrative expenses.

  The main components of the restructuring charge in fiscal 1994 are:

   1) Operating losses and store closing costs (excluding employee termination costs) are estimated to be approximately $31.3 million. This charge comprises the actual losses and costs of the eight midwestern HomeBase warehouse stores from the beginning of November 1993 through their closing at the end of January 1994, and the estimated losses and costs of 16 other warehouse stores from the beginning of December 1993 through their anticipated closings in the fiscal year ending in January 1995.
   2) Employee termination costs are estimated to be approximately $3.6 million, including severance pay and postemployment medical expenses.
   3) The net book value of HomeBase property to be disposed of was written down by approximately $17.4 million. This charge represents the difference between the net book value of owned real estate, leasehold improvements and furniture, fixtures and equipment to be disposed of and the estimated proceeds to be realized from their sale.
   4) Contract termination costs are estimated to be approximately $36.9 million. This charge primarily represents HomeBase's obligations for leased properties after their closing date offset by estimated sublease income expected to be realized, net of expenses.
   5) The write-down to net realizable value of inventory being discontinued because it is not related to HomeBase's core home improvement merchandise is estimated to be approximately $9.8 million.

  At January 29, 1994, merchandise inventories are stated net of a reserve for write-down of discontinued inventories of $9,653,000, and property held for sale was stated net of a reserve for write-down of $17,479,000.

                                   WABAN INC.

C.DEBT

  At January 29, 1994 and January 30, 1993, long-term debt, exclusive of current installments, consisted of the following:

                                    JANUARY 29, JANUARY 30,
                                       1994        1993
                                    ----------- -----------
                                        (IN THOUSANDS)
  Real estate financings, interest
   at 8.19% to 9.25%, maturing
   through March 1, 2003             $  4,075    $  5,889
                                     ========    ========
  General Corporate Debt:
   Senior notes, interest at 9.58%,
   maturing May 31, 1994 through
   May 31, 1998                      $ 48,000    $ 60,000
                                     ========    ========
  Subordinated Debt:
   Convertible debentures, interest
   at 6.5%, maturing July 1, 2002    $108,600    $108,600
                                     ========    ========

  The aggregate maturities of long-term debt outstanding at January 29, 1994 were as follows:

                                    REAL     GENERAL
                                   ESTATE   CORPORATE SUBORDINATED
   FISCAL YEARS ENDING JANUARY   FINANCINGS   DEBT        DEBT      TOTAL
   ---------------------------   ---------- --------- ------------ --------
                                               (IN THOUSANDS)
   1996                            $1,344    $12,000    $    --    $ 13,344
   1997                             1,458     12,000         --      13,458
   1998                               810     12,000         --      12,810
   1999                                72     12,000         --      12,072
   Later years                        391        --      108,600    108,991
                                   ------    -------    --------   --------
   Total                           $4,075    $48,000    $108,600   $160,675
                                   ======    =======    ========   ========

  As of January 29, 1994, real estate financings were collateralized by land and buildings with a net book value of $23,740,000.

  The Company's 9.58% unsecured senior notes are payable in five annual installments of $12 million beginning May 31, 1994. In July 1992, the Company issued $108.6 million of 6.5% convertible subordinated debentures due 2002. The debentures are convertible into the Company's common stock at a conversion price of $24.75 per share.

  Under a bank credit agreement dated July 8, 1993 and amended November 15, 1993, the Company may borrow up to $80 million from a group of banks through January 28, 1995, with any borrowings to be repaid by January 28, 1995. The Company does not have any compensating balance requirements under this agreement, but is required to pay a fee of one-half percent per annum of the total commitment. Interest on borrowings is payable, at the Company's option, either at (a) the Eurodollar rate plus one percent, or
  (b) the lending banks' average prime rate.

  The senior note and bank credit agreements contain covenants which, among other things, include minimum working capital, net worth and fixed charge coverage requirements and limit the payment of cash dividends on common stock. Under the most restrictive requirements, cash dividends in any fiscal year are limited to not more than 25% of the Company's consolidated net income for the immediately preceding fiscal year, and cumulative cash dividends are limited to not more than $10 million plus 50% of adjusted net income after January 26, 1991 and 50% of the cash proceeds from common stock sales after July 1, 1991, reduced by any investments deemed to be restricted.

                                   WABAN INC.

  The Company has unsecured lines of credit that provide up to $15 million of short-term borrowings with interest payable at a rate no greater than prime. There were no borrowings outstanding under either the Company's bank credit agreement or its unsecured lines of credit at January 29, 1994. In addition, the Company has letter of credit facilities of approximately $36.4 million primarily to support the purchase of inventories, of which approximately $12.6 million were outstanding at January 29, 1994. The Company does not have any compensating balance requirements nor does it pay commitment fees under this arrangement.

D.COMMITMENTS

  The Company is obligated under long-term leases for the rental of real estate and fixtures and equipment, some of which are classified as capital leases pursuant to SFAS No. 13. In addition, the Company is generally required to pay insurance, real estate taxes and other operating expenses and, in some cases, additional rentals based on a percentage of sales or increases in the Consumer Price Index. The real estate leases range up to 45 years and have varying renewal options. The fixture and equipment leases range up to 7 years.

  Future minimum lease payments as of January 29, 1994 were:

                                                        CAPITAL OPERATING
   FISCAL YEARS ENDING JANUARY                          LEASES    LEASES
   ---------------------------                          ------- ----------
                                                          (IN THOUSANDS)
   1995                                                 $ 3,005 $   97,551
   1996                                                   2,614    105,871
   1997                                                   2,181    104,433
   1998                                                   1,831    103,263
   1999                                                   1,859    100,698
   Later years                                           21,253  1,132,296
                                                        ------- ----------
   Total minimum lease payments                          32,743 $1,644,112
                                                                ==========
   Less amount representing interest                     18,100
                                                        -------
   Present value of net minimum capital lease payments  $14,643
                                                        =======

  Rental expense under operating leases (including contingent rentals which were not material) amounted to $90,699,000, $81,006,000 and $67,345,000 for the fiscal years ended January 29, 1994, January 30, 1993 and January 25, 1992, respectively.

  As of January 29, 1994, the Company is contingently liable on three warehouse store leases that were assigned to a third party in connection with HomeBase's restructuring. The Company believes that this contingent liability will not have a material effect on the Company's financial condition.

E.CAPITAL STOCK, STOCK OPTIONS AND STOCK PURCHASE PLANS

  Under its Stock Incentive Plan, the Company has granted certain key employees options which expire five to ten years from the grant date to purchase common stock at prices equal to 100% of market price on the grant date. Options outstanding are exercisable over various periods generally starting one year after the grant date. At January 29, 1994, 472,139 shares were exercisable under the Stock Incentive Plan.

                                   WABAN INC.

  Option activity during the past three fiscal years was as follows:

                                                     NUMBER OF
                                      OPTION PRICES   OPTIONS
                                     --------------- ---------
   Fiscal 1992:
    Options granted                  $15.875-$22.375   790,150
    Options exercised                $  6.25-$ 8.125   (46,650)
    Cancellations                    $  6.25-$15.875   (70,650)
                                                     ---------
    Outstanding at January 25, 1992  $  6.25-$22.375 1,199,510
   Fiscal 1993:
    Options granted                  $ 18.75-$25.625   590,550
    Options exercised                $  6.25-$15.875  (113,520)
    Cancellations                    $  6.25-$25.625   (61,259)
                                                     ---------
    Outstanding at January 30, 1993  $  6.25-$25.625 1,615,281
   Fiscal 1994:
    Options granted                  $12.625-$13.375   908,131
    Options exercised                $  6.25-$ 9.125   (78,165)
    Cancellations                    $ 8.125-$25.625  (942,346)
                                                     ---------
    Outstanding at January 29, 1994  $  6.25-$25.625 1,502,901
                                                     =========

  The Company has also issued, at no cost, restricted stock awards to certain key employees under its Stock Incentive Plan. The restrictions on the transferability of shares tied to Company performance lapse over periods that range up to eight years; for other awards, restrictions on the sale of shares lapse over periods that range up to four years. The market price of restricted stock issued is charged to income ratably over the period during which the restrictions lapse. In fiscal 1994, 1993 and 1992 the Company issued 237,250, 160,250 and 93,500 restricted shares, respectively; 229,145, 2,125 and 9,250 restricted shares were returned to the Company and cancelled in fiscal 1994, 1993 and 1992, respectively.

  As of January 29, 1994 and January 30, 1993, respectively, 1,450,010 and 1,423,900 shares were reserved for future stock awards under the Company's Stock Incentive Plan.

  In 1989 the Company adopted a shareholder rights plan designed to discourage attempts to acquire the Company on terms not approved by the Board of Directors. Under the plan, shareholders were issued one Right for each share of common stock owned, which entitles them to purchase 1/100 share of Series A Junior Participating Preferred Stock ("Series A Preferred Stock") at an exercise price of $75. The Company has designated 1,900,000 shares of Series A Preferred Stock for use under the rights plan; none has been issued. Generally the terms of the Series A Preferred Stock are designed so that each 1/100 share of Series A Preferred Stock is the economic equivalent of one share of the Company's common stock. In the event any person acquires 15% or more of the Company's outstanding stock, the Rights become exercisable for the number of common shares which, at the time, would have a market value of two times the exercise price of the Right.

  The Company has authorized 10,000,000 shares of preferred stock, $.01 par value, of which no shares have been issued.

F.INCOME TAXES

  Effective January 31, 1993 (the first day of fiscal 1994), the Company adopted SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 changes the Company's method of accounting for income taxes from the income statement approach prescribed by Accounting Principles Board Opinion No. 11 to an assets and liabilities approach. The cumulative effect of this accounting change was to increase net income by $1,616,000 in the fiscal year ended January 29, 1994 (See Note A). As permitted by SFAS No. 109, prior years' financial statements were not restated.

                                   WABAN INC.

  During the Company's third quarter of fiscal 1994, the statutory federal income tax rate for corporations was raised from 34% to 35%, retroactive to January 1, 1993, and the Targeted Jobs Tax Credit was restored retroactive to July 1, 1992. The net effect of the tax law changes on the Company's provision (benefit) for income taxes, which was recorded in the third quarter of fiscal 1994, was not material.

  The provision (benefit) for income taxes on income (loss) before the cumulative effect of accounting changes includes the following:

                                                  FISCAL YEAR ENDED
                                         -----------------------------------
                                         JANUARY 29, JANUARY 30, JANUARY 25,
                                            1994        1993        1992
                                         ----------- ----------- -----------
                                                   (IN THOUSANDS)
   Federal
    Current                               $ 18,450     $20,523     $15,978
    Deferred                               (29,555)     (1,442)     (1,581)
   State
    Current                                  3,665       5,335       4,977
    Deferred                                (7,850)       (383)       (460)
                                          --------     -------     -------
   Total income tax provision (benefit)   $(15,290)    $24,033     $18,914
                                          ========     =======     =======

  The following is a reconciliation of the statutory federal income tax rates and the effective income tax rates on income (loss) before the cumulative effect of accounting principle changes:

                                                    FISCAL YEAR ENDED
                                           -----------------------------------
                                           JANUARY 29, JANUARY 30, JANUARY 25,
                                              1994        1993        1992
                                           ----------- ----------- -----------
   Statutory federal income tax rates          (35)%        34%         34%
   State income taxes, net of federal tax
    benefit                                     (8)          5           6
   Benefit from sale of real estate             --          (2)         --
   Targeted jobs tax credits                    (3)         (1)         (1)
   Other                                         1          (1)         --
                                               ---         ---         ---
   Effective income tax rates                  (45)%        35%         39%
                                               ===         ===         ===

  Significant components of the Company's deferred tax assets and liabilities as of January 29, 1994 are as follows (in thousands):

   Deferred tax assets:
    Self-insurance reserves               $14,032
    Rental step liabilities                 7,116
    Restructuring reserves                 32,993
    Capital leases                          1,261
    Compensation and benefits               4,664
    Other                                   4,175
                                          -------
     Total deferred tax assets             64,241
                                          -------
   Deferred tax liabilities:
    Accelerated depreciation -- property   21,805
    Other                                     473
                                          -------
     Total deferred tax liabilities        22,278
                                          -------
   Net deferred tax assets                $41,963
                                          =======

  The Company has not established a valuation allowance because its deferred tax assets can be realized by offsetting taxable income mainly in the carryback period, and also against deferred tax liabilities and future taxable income, which management believes will more likely than not be earned, based on the Company's historical earnings record.

                                   WABAN INC.

  For fiscal 1993 and 1992, the deferred income tax provisions, computed in accordance with Accounting Principles Board Opinion No. 11, represent the effects of timing differences between financial and income tax reporting. The following summarizes the major items comprising federal and state deferred income tax expense in those years:

                                                       FISCAL YEAR ENDED
                                                    -----------------------
                                                    JANUARY 30, JANUARY 25,
                                                       1993        1992
                                                    ----------- -----------
                                                        (IN THOUSANDS)
   Accelerated depreciation                           $ 1,746     $   688
   Self-insurance reserves                             (4,368)     (2,975)
   Discontinuation of HomeClub name and membership
    program                                             1,702       1,818
   Rental step adjustments                               (564)       (641)
   Other                                                 (341)       (931)
                                                      -------     -------
   Total                                              $(1,825)    $(2,041)
                                                      =======     =======

  During the fiscal year ended January 25, 1992, the Company utilized $6.4 million of net operating loss carryforwards and $.4 million of investment tax credit carryforwards related to a prior acquisition. The Company recognized the utilization of these carryforwards by reducing the recorded value of the acquired fixed assets by $.9 million and by recording deferred credits of $1.7 million in fiscal 1992, which are included in other noncurrent liabilities on the balance sheet. Income tax expense was not affected. The deferred credits are being amortized over the estimated useful lives of the acquired assets.

G.PENSIONS

  The Company has a non-contributory defined benefit retirement plan covering full-time employees who have attained twenty-one years of age and have completed one year of service. Benefits are based on compensation earned in each year of service. During fiscal 1993, the Board of Directors voted that no benefits would accrue under this plan after July 4, 1992. No gain or loss resulted from the curtailment of this plan. In December 1993, the Company terminated its unfunded plan which provided additional retirement benefits for certain key employees. The net income effect of the termination and settlement of this plan was not material. The Company also has a non-contributory retirement plan covering directors who are not employees or officers of the Company.

  Net periodic pension cost under the Company's plans, presented in accordance with SFAS No. 87, includes the following components (in thousands):

                                                    FISCAL YEAR ENDED
                                           -----------------------------------
                                           JANUARY 29, JANUARY 30, JANUARY 25,
                                              1994        1993        1992
                                           ----------- ----------- -----------
   Service cost                               $451       $  722      $  793
   Interest cost on projected benefit ob-
    ligation                                   592          656         494
   Actual return on assets                    (380)        (157)       (279)
   Net amortization and deferrals               21          (81)        110
                                              ----       ------      ------
   Net pension cost                           $684       $1,140      $1,118
                                              ====       ======      ======

                                   WABAN INC.

  The following table sets forth the funded status of the Company's defined benefit pension plan for full-time employees as of January 29, 1994 (amounts related to the Directors' plan are immaterial) and of all plans as of January 30, 1993 in accordance with SFAS No. 87 (in thousands):

                                            JANUARY 29, 1994 JANUARY 30, 1993
                                            ---------------- ------------------
                                                 FUNDED      FUNDED   UNFUNDED
                                            ---------------- -------  ---------
   Actuarial present value of accumulated
    benefit obligation:
    Vested benefits                             $ 4,790      $ 3,035  $  1,010
    Nonvested benefits                              940        1,180       455
                                                -------      -------  --------
                                                $ 5,730      $ 4,215  $  1,465
                                                =======      =======  ========
   Projected benefit obligation                 $ 5,730      $ 4,215  $  3,577
   Plan assets at fair market value               4,880        4,384        --
                                                -------      -------  --------
   Projected benefit obligation in excess
    of (less than) plan assets                      850         (169)    3,577
   Unrecognized net loss from past
    experience different from that assumed
    and effects of changes in assumptions            --           --    (1,853)
   Prior service cost reduction not yet
    recognized                                       34           52        --
   Unrecognized net obligation                   (1,431)        (249)     (154)
   Minimum liability adjustment                   1,397           --        --
                                                -------      -------  --------
   Accrued (prepaid) pension cost included
    in balance sheets                           $   850      $  (366) $  1,570
                                                =======      =======  ========

  The weighted average discount rates used in determining the actuarial present value of the projected benefit obligation were 7.5% in fiscal 1994 and 8.5% in fiscal 1993. The assumed rate of increase in future compensation levels used in fiscal 1993 was 5.5%. This assumption is not applicable in fiscal 1994 because no benefits accrue under the Company's retirement plan after July 4, 1992. The expected long-term rate of return on assets was 9.5% in both years. The Company's funding policy is to contribute annually an amount allowable for federal income tax purposes. Pension plan assets consist primarily of equity and fixed income securities.

  Effective on July 4, 1992, the Company's 401(k) Savings Plan was amended so that non-highly compensated employees may make pre-tax contributions up to 15% of covered compensation, as allowed under Section 401(k) of the Internal Revenue Code. The Company matches employee contributions at 100% of the first one percent of covered compensation and 50% of the next four percent, payable at the end of the year. Before the amendment became effective, eligible employees could make pre-tax contributions up to 10% of covered compensation, and the Company matched contributions of the first five percent of covered compensation at rates ranging from 25% to 50%. The Company's expense under this plan was $3,277,000 in fiscal 1994, $2,216,000 in fiscal 1993 and $838,000 in fiscal 1992.

H.POSTRETIREMENT MEDICAL BENEFITS

  The Company sponsors a defined benefit postretirement medical plan that covers employees and their spouses who retire after age 55 with at least 10 years of service, who are not eligible for Medicare, and who participated in a Company-sponsored medical plan. Amounts contributed by retired employees under this plan are based on years of service prior to retirement. The plan is not funded.

  SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," requires employers to recognize postretirement benefits over the periods during which employees render services rather than at the time benefits are paid. SFAS No. 106 was implemented by the Company by recognizing the transition obligation of $348,000 in the first quarter of fiscal 1994.

                                   WABAN INC.

  Net periodic postretirement medical benefit cost for the fiscal year ended January 29, 1994, presented in accordance with SFAS No. 106, includes the following components (in thousands):

      Service cost                              $100
      Interest cost                               38
                                                ----
      Net periodic postretirement benefit cost  $138
                                                ====

  The following table sets forth the funded status of the Company's postretirement medical plan and the amount recognized in the Company's balance sheet at January 29, 1994 in accordance with SFAS No. 106 (in thousands):

      Accumulated postretirement benefit obligation:
       Retired participants                                          $ --
       Fully eligible active participants                              11
       Other active participants                                      424
                                                                     ----
      Unfunded accumulated postretirement benefit obligation          435
      Unrecognized net gain                                            51
                                                                     ----
      Accrued postretirement benefit cost included in balance sheet  $486
                                                                     ====

  For measurement purposes as of January 31, 1993, an annual rate of increase in the per capita cost of medical coverage of 12% in fiscal 1994 grading down to 5% after 20 years was assumed. For measurement purposes as of January 29, 1994, an annual rate of increase in the per capita cost of medical coverage of 10% in fiscal 1995 grading down to 5% after 10 years was assumed. Increasing the assumed health care cost trend rate one percentage point would increase the aggregate of the service and interest cost components of net periodic postretirement benefit cost for fiscal 1994 by $27,000 and would increase the accumulated postretirement benefit obligation as of January 29, 1994 by $87,000.

  The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.5% as of January 31, 1993 and 7.5% as of January 29, 1994.

I.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

  The major components of accrued expenses and other current liabilities are as follows:

                                              JANUARY 29, JANUARY 30,
                                                 1994        1993
                                              ----------- -----------
                                                  (IN THOUSANDS)
      Sales and use taxes payable              $ 16,966    $ 18,634
      Employee compensation                      18,995      19,325
      Self-insurance reserves                    34,472      21,090
      Rent, utilities, advertising and other     59,204      46,942
                                               --------    --------
                                               $129,637    $105,991
                                               ========    ========

  The Company's reported expense and reserves for insurance are derived from estimated ultimate cost based upon individual claim file reserves. The Company maintains insurance coverage for individual occurrences above $250,000 for worker's compensation and general liability, and above $200,000 for group medical claims.

                                   WABAN INC.

J.SELECTED INFORMATION BY MAJOR BUSINESS SEGMENT

                                                   FISCAL YEAR ENDED
                                          -------------------------------------
                                          JANUARY 29,  JANUARY 30,  JANUARY 25,
                                             1994         1993         1992
                                          -----------  -----------  -----------
                                                      (53 WEEKS)
                                                    (IN THOUSANDS)
  Net sales:
   BJ's Wholesale Club                    $2,003,385   $1,786,916   $1,432,228
   HomeBase                                1,585,956    1,570,878    1,351,357
                                          ----------   ----------   ----------
                                          $3,589,341   $3,357,794   $2,783,585
                                          ==========   ==========   ==========
  Operating income (loss):
   BJ's Wholesale Club (net of $5,500
    charge in FY 1992 for cost to close
    Chicago clubs)                        $   45,216   $   35,366   $   17,392
   HomeBase (net of $98,533 restructuring
    charge in FY 1994 and $3,400 charge
    in FY 1992 for discontinuation of
    HomeClub name)                           (55,805)      47,170       42,077
   General corporate expense (including
    $2,600 restructuring charge in FY
    1994)                                    (10,899)      (7,981)      (7,254)
                                          ----------   ----------   ----------
                                             (21,488)      74,555       52,215
  Interest on debt and capital leases
   (net)                                     (12,489)      (6,280)      (3,292)
                                          ----------   ----------   ----------
  Income (loss) before income taxes and
   cumulative effect of accounting
   principle changes                      $  (33,977)  $   68,275   $   48,923
                                          ==========   ==========   ==========
  Identifiable assets:
   BJ's Wholesale Club                    $  501,230   $  364,154   $  230,473
   HomeBase                                  551,887      590,344      439,469
   Corporate (cash, cash equivalents and
    marketable securities)                    19,877       52,516      116,463
                                          ----------   ----------   ----------
                                          $1,072,994   $1,007,014   $  786,405
                                          ==========   ==========   ==========
  Depreciation and amortization:
   BJ's Wholesale Club                    $   16,825   $   11,362   $    8,480
   HomeBase                                   20,214       18,461       13,648
                                          ----------   ----------   ----------
                                          $   37,039   $   29,823   $   22,128
                                          ==========   ==========   ==========
  Capital expenditures:
   BJ's Wholesale Club                    $   95,170   $   89,765   $   40,905
   HomeBase                                   37,974       76,083       33,377
                                          ----------   ----------   ----------
                                          $  133,144   $  165,848   $   74,282
                                          ==========   ==========   ==========

K.DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  Cash and Cash Equivalents

  The carrying amount approximates fair value because of the short maturity of these instruments.

  Marketable Securities

  The fair value of the Company's marketable securities is based on quoted values provided by dealers of these securities.

  Real Estate Financings and General Corporate Debt

  The fair value of the Company's real estate financings and general corporate debt is estimated based on the current rates for similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

                                   WABAN INC.

  Subordinated Debt

  The fair value of the Company's subordinated debt is based on quoted market prices.

  The estimated fair values of the Company's financial instruments are as follows (in thousands):

                               JANUARY 29, 1994      JANUARY 30, 1993
                              --------------------  --------------------
                              CARRYING     FAIR     CARRYING     FAIR
                               AMOUNT      VALUE     AMOUNT      VALUE
                              ---------  ---------  ---------  ---------
   Cash and cash equivalents  $  19,877  $  19,877  $  35,644  $  35,644
   Marketable securities            --         --      16,872     16,924
   Real estate financings        (5,889)    (6,287)    (8,111)    (8,736)
   General corporate debt       (60,000)   (65,085)   (60,000)   (63,902)
   Subordinated debt           (108,600)  (102,627)  (108,600)  (106,700)

L.SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                    FIRST    SECOND     THIRD    FOURTH
                                   QUARTER   QUARTER   QUARTER   QUARTER
                                  --------- --------- --------- ---------
                                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
   Fiscal year ended January 29,
    1994
    Net sales                      $834,225  $967,209  $897,646  $890,261
    Gross earnings (a)              113,379   137,438   124,169   127,685
    Income (loss) before cumula-
     tive effect of accounting
     principle changes                4,425    13,704     8,087   (44,903)(b)
     Per common share, fully di-
      luted                             .13       .39       .24     (1.36)(b)
    Net income                        5,330    13,704     8,087   (44,903)(b)
     Per common share, fully di-
      luted                             .16       .39       .24     (1.36)(b)
   Fiscal year ended January 30,
    1993
    Net sales                      $736,012  $863,501  $820,648  $937,633
    Gross earnings (a)               99,979   124,764   115,771   135,946
    Net income                        6,169    12,787    11,198    14,088 (c)
     Per common share, fully di-
      luted                             .19       .38       .33       .41 (c)

  (a) Gross earnings equals net sales less cost of sales, including buying and occupancy costs.
  (b) Includes a post-tax restructuring charge of $60.2 million and a $1.3 million post-tax charge for relocating a BJ's Wholesale Club warehouse. Excluding these items, fully diluted earnings per share would have been $.47.
  (c) Includes a post-tax gain of $2.3 million, or $.07 per share, from the disposal of real estate properties at BJ's.

  NOTE: The fiscal year ended January 30, 1993 contained 53 weeks and its fourth quarter contained 14 weeks.

M.RELATIONSHIP WITH THE TJX COMPANIES, INC. ("TJX")

  The Company was formed in 1989, when Zayre Corp. (now TJX), as part of its restructuring, combined its BJ's Wholesale Club and HomeBase divisions to form Waban Inc. In connection with the spin-off from TJX (the "Spin-Off"), the Company and TJX entered into a Distribution Agreement and a Services Agreement.

  The Distribution Agreement provides for, among other things, (i) the division between the Company and TJX of certain liabilities and (ii) certain other agreements governing the relationship between the Company and TJX following the Spin-Off. Under the Distribution Agreement, TJX assumed certain liabilities relating to the Company's business for the period prior to the Spin-Off. In general, the Company assumed responsibility for all post-Spin-Off liabilities relating to its business. TJX retained liability for insured claims arising before the Spin-Off and in 1999 will receive from (or pay to) the Company the amount by which TJX's costs at the end of this 10-year period exceed (or are less than) the reserve amount agreed to.

  Pursuant to the Services Agreement, TJX provided certain services, primarily data processing, for which the Company paid TJX $6,483,000, $5,547,000 and $5,241,000 in fiscal 1994, 1993 and 1992, respectively. The
  Company has elected to continue to purchase data processing and certain other services through fiscal 1995.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF WABAN INC.:

We have audited the accompanying consolidated balance sheets of Waban Inc. and subsidiaries as of January 29, 1994 and January 30, 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended January 29, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waban Inc. and subsidiaries as of January 29, 1994 and January 30, 1993 and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 1994 in conformity with generally accepted accounting principles.

As discussed in Notes A, F and H to the Consolidated Financial Statements, the Company changed its methods of accounting for postretirement benefits other than pensions, for postemployment benefits and for income taxes in fiscal 1994.

Boston, Massachusetts                                     Coopers & Lybrand
March 1, 1994

                              REPORT OF MANAGEMENT

The financial statements and related financial information in this annual report have been prepared by and are the responsibility of management. The financial statements were prepared in accordance with generally accepted accounting principles and necessarily include amounts which are based upon judgments and estimates made by management.

The Company maintains a system of internal controls designed to provide, at appropriate cost, reasonable assurance that assets are safeguarded, transactions are executed in accordance with management's authorization and the accounting records may be relied upon for the preparation of financial statements. The accounting and control systems are continually reviewed by management and modified as necessary in response to changing business conditions and the recommendations of the Company's internal auditors and independent public accountants.

The Audit Committee, which is comprised of members of the Board of Directors who are neither officers nor employees, meets periodically with management, the internal auditors and the independent public accountants to review matters relating to the Company's financial reporting, the adequacy of internal accounting controls and the scope and results of audit work. The internal auditors and the independent public accountants have free access to the Committee.

The financial statements have been audited by Coopers & Lybrand, whose opinion as to their fair presentation in accordance with generally accepted accounting principles appears above.


Herbert J Zarkin                        Dale N. Garth
President and                           Senior Vice President and
Chief Executive Officer                 Chief Financial Officer

March 1, 1994

                                   WABAN INC.
           SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
        UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

 FOR THE FISCAL YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993 AND JANUARY 25,
                                      1992

       COLUMN A          COLUMN B   COLUMN C         COLUMN D                COLUMN E
                                                    DEDUCTIONS       BALANCE AT END OF PERIOD
                        BALANCE AT            ---------------------- --------------------------
                        BEGINNING              AMOUNTS     AMOUNTS
    NAME OF DEBTOR      OF PERIOD  ADDITIONS  COLLECTED  WRITTEN OFF  CURRENT     NOT CURRENT
    --------------      ---------- ---------- ---------- ----------- ----------- --------------
Year ended January 29,
 1994:
 Murray L.
  Wachtenheim(2)        $  150,000 $       -- $       --   $50,000   $    50,000 $      50,000
 William E. Patterson
  (4)                           --    350,000    350,000        --            --            --
 Allan P. Sherman (5)           --    700,000         --        --       100,000       600,000
                        ---------- ---------- ----------   -------   ----------- -------------
                        $  150,000 $1,050,000 $  350,000   $50,000   $   150,000 $     650,000
                        ========== ========== ==========   =======   =========== =============
Year ended January 30,
 1993:
 Murray L.
  Wachtenheim(2)        $  585,000 $       -- $  385,000   $50,000   $    50,000 $     100,000
 James F. Halpin(3)        800,000         --    800,000        --            --            --
                        ---------- ---------- ----------   -------   ----------- -------------
                        $1,385,000 $       -- $1,185,000   $50,000   $    50,000 $     100,000
                        ========== ========== ==========   =======   =========== =============
Year ended January 25,
 1992:
 Murray L. Wachtenheim  $  585,000 $       -- $       --   $    --   $        -- $     585,000(1)
 James F. Halpin           800,000         --         --        --            --       800,000(1)
                        ---------- ---------- ----------   -------   ----------- -------------
                        $1,385,000 $       -- $       --   $    --   $        -- $   1,385,000
                        ========== ========== ==========   =======   =========== =============

(1) Represent notes receivable, interest at 1 1/2%, collateralized by real estate first mortgages. Loans were made to facilitate executives' relocation to California.

(2) On June 23, 1992, Mr. Wachtenheim's original loan was refinanced, reduced by $50,000 of debt forgiveness treated as compensation. The current loan is secured by a real estate second mortgage that bears interest from June 23, 1992 at 6%. On June 23, 1993, $50,000 of debt was forgiven and treated as compensation. An additional $50,000 of debt will be forgiven and treated as compensation on June 23, 1994 and June 23, 1995, subject to Mr. Wachtenheim's continued employment.

(3) In connection with his return to Massachusetts, Mr. Halpin discharged his indebtedness in full by transferring ownership of his California residence to the Company.

(4) Represents note receivable, interest at 8%, collateralized by a real estate second mortgage. This debt was collected by offsetting the balance due against severance payable to executive upon his termination of employment.

(5) Represents note receivable, no interest, collateralized by a real estate second mortgage, to facilitate executive's relocation to California. $100,000 of this debt will be forgiven each year for seven years and treated as compensation.

                                   WABAN INC.
                 SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT (1)

       FOR THE FISCAL YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993
                            AND JANUARY 25, 1992

                             (DOLLARS IN THOUSANDS)

        COLUMN A          COLUMN B  COLUMN C   COLUMN D     COLUMN E*     COLUMN F
                         BALANCE AT
                         BEGINNING  ADDITIONS             OTHER CHANGES  BALANCE AT
     CLASSIFICATION      OF PERIOD   AT COST  RETIREMENTS ADD (DEDUCT)  END OF PERIOD
     --------------      ---------- --------- ----------- ------------- -------------
Year ended January 29,
 1994:
 Land and buildings       $182,446  $ 78,489    $   118     $(38,295)     $222,522
 Leasehold costs and im-
  provements                70,132     7,634      3,715      (14,207)       59,844
 Furniture, fixtures and
  equipment                183,235    46,982      7,658      (26,819)      195,740
                          --------  --------    -------     --------      --------
                           435,813   133,105     11,491      (79,321)      478,106
 Property under capital
  leases                    22,094       329      3,971           --        18,452
 Property held for sale         --        39     13,892       79,321        65,468
                          --------  --------    -------     --------      --------
                          $457,907  $133,473    $29,354     $     --      $562,026
                          ========  ========    =======     ========      ========
Year ended January 30,
 1993:
 Land and buildings       $ 84,974  $ 99,792    $ 2,320     $     --      $182,446
 Leasehold costs and im-
  provements                52,950    17,200         18           --        70,132
 Furniture, fixtures and
  equipment                137,511    48,856      3,132           --       183,235
                          --------  --------    -------     --------      --------
                           275,435   165,848      5,470           --       435,813
 Property under capital
  leases                    21,308       786         --           --        22,094
                          --------  --------    -------     --------      --------
                          $296,743  $166,634    $ 5,470     $     --      $457,907
                          ========  ========    =======     ========      ========
Year ended January 25,
 1992:
 Land and buildings       $ 56,600  $ 29,319    $    --     $   (945)     $ 84,974
 Leasehold costs and im-
  provements                41,043    11,915          8           --        52,950
 Furniture, fixtures and
  equipment                111,278    33,048      6,815           --       137,511
                          --------  --------    -------     --------      --------
                           208,921    74,282      6,823         (945)      275,435
 Property under capital
  leases                    20,736       572         --           --        21,308
                          --------  --------    -------     --------      --------
                          $229,657  $ 74,854    $ 6,823     $   (945)     $296,743
                          ========  ========    =======     ========      ========

* Column E represents utilization of net operating loss carryforwards in FY 1992, and the transfer of property expected to be disposed of in connection with the Company's restructuring to "property held for sale" in FY 1994.

(1) For financial reporting purposes, the Company provides for depreciation by use of the straight-line method as follows: buildings--33 years; leasehold costs and improvements--shorter of the lease term or estimated useful life; and furniture, fixtures and equipment--2 to 10 years.

                                   WABAN INC.
                     SCHEDULE VI--ACCUMULATED DEPRECIATION
               AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

       FOR THE FISCAL YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993
                            AND JANUARY 25, 1992

                             (DOLLARS IN THOUSANDS)

        COLUMN A          COLUMN B   COLUMN C   COLUMN D     COLUMN E*   COLUMN F
                                    ADDITIONS
                         BALANCE AT CHARGED TO                            BALANCE
                         BEGINNING  COSTS AND              OTHER CHANGES AT END OF
      DESCRIPTION        OF PERIOD   EXPENSES  RETIREMENTS ADD (DEDUCT)   PERIOD
      -----------        ---------- ---------- ----------- ------------- ---------
Year ended January 29,
 1994:
 Buildings                $ 6,670    $ 3,273     $    --     $ (2,564)   $  7,379
 Leasehold costs and im-
  provements               18,389      5,127       3,649       (4,653)     15,214
 Furniture, fixtures and
  equipment                66,506     26,010       6,789      (11,697)     74,030
                          -------    -------     -------     --------    --------
                           91,565     34,410      10,438      (18,914)     96,623
 Property under capital
  leases                    7,032      1,855       1,963           --       6,924
 Property held for sale        --        774       1,946       18,914      17,742
                          -------    -------     -------     --------    --------
                          $98,597    $37,039     $14,347     $     --    $121,289
                          =======    =======     =======     ========    ========
Year ended January 30,
 1993:
 Buildings                $ 5,779    $ 1,866     $   975     $     --    $  6,670
 Leasehold costs and im-
  provements               13,523      4,866          --           --      18,389
 Furniture, fixtures and
  equipment                47,639     21,410       2,543           --      66,506
                          -------    -------     -------     --------    --------
                           66,941     28,142       3,518           --      91,565
 Property under capital
  leases                    5,351      1,681          --           --       7,032
                          -------    -------     -------     --------    --------
                          $72,292    $29,823     $ 3,518     $     --    $ 98,597
                          =======    =======     =======     ========    ========
Year ended January 25,
 1992:
 Buildings                $ 4,651    $ 1,128     $    --     $     --    $  5,779
 Leasehold costs and im-
  provements                9,836      3,689           2           --      13,523
 Furniture, fixtures and
  equipment                36,091     15,731       4,183           --      47,639
                          -------    -------     -------     --------    --------
                           50,578     20,548       4,185           --      66,941
 Property under capital
  leases                    3,771      1,580          --           --       5,351
                          -------    -------     -------     --------    --------
                          $54,349    $22,128     $ 4,185     $     --    $ 72,292
                          =======    =======     =======     ========    ========

* Column E represents the transfer of accumulated depreciation and amortization of property expected to be disposed of in connection with the Company's restructuring to "property held for sale."

                                   WABAN INC.
                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

                   FOR THE FISCAL YEAR ENDED JANUARY 29, 1994

                             (DOLLARS IN THOUSANDS)

        COLUMN A           COLUMN B        COLUMN C         COLUMN D      COLUMN E
                                           ADDITIONS
                                     ---------------------
                                        (1)        (2)
                                                CHARGED TO
                          BALANCE AT CHARGED TO   OTHER                  BALANCE AT
                          BEGINNING  COSTS AND  ACCOUNTS-  DEDUCTIONS-     END OF
      DESCRIPTION         OF PERIOD   EXPENSES   DESCRIBE   DESCRIBE       PERIOD
      -----------         ---------- ---------- ---------- -----------   ----------
Reserve for write-down
 of discontinued
 inventories                 $ --     $  9,766     $ --      $   113 (a)  $ 9,653
Reserve for write-down
 of property held for
 sale                          --       17,431       --          (48)(a)   17,479
Restructuring reserve          --       45,294       --       15,850 (b)   29,444
Noncurrent restructuring
 reserve                       --       28,642       --           --       28,642
                             ----     --------     ----      -------      -------
                             $ --     $101,133     $ --      $15,915      $85,218
                             ====     ========     ====      =======      =======

(a) Net (gain) loss on sale or disposal of discontinued inventory and property held for sale in connection with the Company's restructuring.

(b) Other costs and expenses incurred in connection with the Company's restructuring, mainly operating losses and closing costs in HomeBase warehouse stores to be disposed of.

                                   WABAN INC.
                     SCHEDULE IX--SHORT-TERM BORROWINGS (1)

       FOR THE FISCAL YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993
                            AND JANUARY 25, 1992

        COLUMN A           COLUMN B      COLUMN C       COLUMN D     COLUMN E (2)    COLUMN F (3)
                                                     MAXIMUM AMOUNT AVERAGE AMOUNT     WEIGHTED
                                         WEIGHTED     OUTSTANDING    OUTSTANDING   AVERAGE INTEREST
 CATEGORY OF AGGREGATE    BALANCE AT      AVERAGE        DURING         DURING       RATE DURING
 SHORT-TERM BORROWINGS   END OF PERIOD INTEREST RATE   THE PERIOD     THE PERIOD      THE PERIOD
 ---------------------   ------------- ------------- -------------- -------------- ----------------
 Payable to Banks:
 Year ended January 29,
  1994                         --            --       $25,000,000     $6,406,000         4.33%
 Year ended January 30,
  1993                         --            --                --             --           --
 Year ended January 25,
  1992                         --            --       $22,000,000     $6,170,000         7.31%

(1) See Note C in Notes to Consolidated Financial Statements for description of credit lines.

(2) Daily weighted average.

(3) Actual amount of short-term interest divided by average amount outstanding.

                                   WABAN INC.
             SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

        FOR THE FISCAL YEARS ENDED JANUARY 29, 1994, JANUARY 30, 1993
                             AND JANUARY 25, 1992

                   COLUMN A                              COLUMN B
                   --------                              --------
                     ITEM                      CHARGED TO COSTS AND EXPENSES
                     ----                      -----------------------------
                                            JANUARY 29, JANUARY 30, JANUARY 25,
                                               1994        1993        1992
                                            ----------- ----------- -----------
 1.  Maintenance and repairs                     *           *           *
 2.  Depreciation and amortization of
      intangible assets, preopening costs
      and similar deferrals                      *           *           *
 3.  Taxes, other than payroll and income
      taxes                                      *           *           *
 4.  Royalties                                   *           *           *
 5.  Advertising costs                         $ *         $ *      $29,889,000
                                               ====        ====     ===========

* Less than 1% of sales

                       CONSENT OF INDEPENDENT ACCOUNTANTS

 We consent to the incorporation by reference in the Registration Statements of Waban Inc. on Form S-8 (File Nos. 33-29473 and 33-40155) of our reports dated March 1, 1994 on our audits of the consolidated financial statements and financial statement schedules of Waban Inc. as of January 29, 1994 and January 30, 1993, and for the three years ended January 29, 1994, January 30, 1993 and January 25, 1992, which report is included in this Annual Report on Form 10-K.

Boston, Massachusetts                                     Coopers & Lybrand
March 30, 1994

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF WABAN INC.:

 Our report on the consolidated financial statements of Waban Inc. and Subsidiaries is included in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed herein.

 In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

Boston, Massachusetts                                     Coopers & Lybrand
March 1, 1994

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 The Company will file with the Securities and Exchange Commission a definitive Proxy Statement no later than 120 days after the close of its fiscal year ended January 29, 1994 (the "Proxy Statement"). The information required by this Item and not given in Item 4A, Executive Officers of the Registrant, is incorporated by reference from the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

 The information required by this Item is incorporated by reference from the Proxy Statement. However, information under "Executive Compensation Committee Report" and "Performance Graph" in the Proxy Statement is not so incorporated.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The information required by the Item is incorporated by reference from the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 The information required by this Item is incorporated by reference from the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 A. The Financial Statements and Financial Statement Schedules filed as part of this report are listed and indexed on page 20. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.

 B. Listed below are all Exhibits filed as part of this report. Certain Exhibits are incorporated by reference to documents previously filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

 EXHIBIT NO. EXHIBIT
 ----------- -------
     3.1     Restated Certificate of Incorporation of the Company (1)
     3.2     By-laws, as amended, of the Company (2)
     4.1     Instruments Defining Rights of Security Holders (See Exhibits 3.1,
              3.2, 4.2, 4.3 and 10.16)
     4.2     Rights Agreement dated as of May 23, 1989 between the Company and
              Morgan Shareholder Services Trust Company, as Rights Agent (1)
     4.3     Indenture dated as of July 1, 1992 between the Company and
              Continental Bank, National Association, as Trustee, with respect to 6 1/2% Convertible Subordinated Debentures due July 1, 2002 (6)
    10.1     Services Agreement, as amended, dated as of May 1, 1989 between the Company and Zayre Corp. (2)
    10.1a    Agreement dated as of January 28, 1993 between the Company and The
              TJX Companies, Inc. extending the Services Agreement referred to in Exhibit 10.1 (7)
    10.2     Distribution Agreement dated as of May 1, 1989 between the Company and Zayre Corp. (1)
    10.3     Waban Inc. 1989 Stock Incentive Plan, as amended through June 13,
              1991* (5)
    10.4     Waban Inc. Executive Retirement Plan*
    10.5     Waban Inc. Retirement Plan for Directors, as amended September 17,
              1990* (3)
    10.6     Waban Inc. General Deferred Compensation Plan* (2)
    10.7     Waban Inc. Growth Incentive Plan*
    10.8     Employment Agreement dated as of June 1, 1989 with John F. Levy*
              (2)
    10.8a    Separation Agreement dated as of May 25, 1993 with John F. Levy*

 EXHIBIT NO. EXHIBIT
 ----------- -------
   10.9      Executive Services Agreement dated as of June 1, 1989 between the
              Company and Zayre Corp. with respect to Sumner L. Feldberg* (2)
   10.10     Executive Services Agreement dated as of June 1, 1989 between the
              Company and Zayre Corp. with respect to Arthur F. Loewy* (2)
   10.10a    Amendment dated as of January 29, 1994 between the Company and The
              TJX Companies, Inc. to Executive Services Agreement with respect to Arthur F. Loewy referred to in Exhibit 10.10*
   10.11     Employment Agreement dated as of October 29, 1992 with William E.
              Patterson* (7)
   10.11a    Separation Agreement dated as of September 29, 1993 with William
              E. Patterson*
   10.12     Employment Agreement dated as of May 25, 1993 with Herbert J
              Zarkin*
   10.12a    Change of Control Severance Agreement dated as of May 25, 1993 with Herbert J Zarkin*
   10.13     Employment Agreement dated as of June 1, 1991 with Edward J.
              Weisberger* (5)
   10.14     Employment Agreement dated as of August 27, 1992 with Dale N.
              Garth* (7)
   10.15     Employment Agreement dated as of September 29, 1993 with Allan P.
              Sherman*
   10.15a    Change of Control Severance Agreement dated as of September 29,
              1993 with Allan P. Sherman*
   10.15b    Loan Agreement dated as of January 19, 1994 with Allan P. Sherman*
   10.15c    Promissory Note dated as of January 19, 1994 from Allan P. Sherman to the Company*
   10.16     Form of Indemnification Agreement between the Company and its officers and directors* (2)
   10.17     Form of Change of Control Severance Agreement between the Company and officers of the Company* (2)
   10.18     Note Purchase Agreement dated as of June 15, 1991 with respect to
              9.58% Senior Notes due May 31,1998 (4)
   10.18a    Amendment dated as of December 16, 1991 to Note Purchase Agreement dated as of June 15, 1991 referred to in Exhibit 10.18 (5)
   10.19     Credit Agreement dated as of July 8, 1993 among the Company and certain banks (8)
   10.19a    Amendment dated as of November 15, 1993 to Credit Agreement dated as of July 8, 1993 among the Company and certain banks referred to in Exhibit 10.19 (9)
   10.20     Waban Inc. Supplemental Executive Retirement Plan* (2)
   11.0      Statement regarding computation of per share earnings
   21.0      Subsidiaries of the Company

- --------
    *  Management contract or other compensatory plan or arrangement.

   (1) Incorporated herein by reference to the Registrant's Form 10 (#1-
       10259)

   (2) Incorporated herein by reference to the Registrant's Form 10-K for the fiscal year ended January 27, 1990

   (3) Incorporated herein by reference to the Registrant's Form 10-Q for the fiscal quarter ended October 27, 1990

   (4) Incorporated herein by reference to the Registrant's Form 10-Q for the fiscal quarter ended July 27, 1991

   (5) Incorporated herein by reference to the Registrant's Form 10-K for the fiscal year ended January 25, 1992

   (6) Incorporated herein by reference to the Registrant's Form S-3 (#33-
       48423)

   (7) Incorporated herein by reference to the Registrant's Form 10-K for the fiscal year ended January 30, 1993

   (8) Incorporated herein by reference to the Registrant's Form 10-Q for the fiscal quarter ended July 31, 1993

   (9) Incorporated herein by reference to the Registrant's Form 10-Q for the fiscal quarter ended October 30, 1993

 C. The Registrant has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WABAN INC.

Dated: March 30, 1994

                                          /s/ Herbert J Zarkin
                                          _____________________________________
                                          Herbert J Zarkin
                                          President and Principal
                                          Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Herbert J Zarkin                      /s/ Sumner L. Feldberg
_____________________________________     _____________________________________
Herbert J Zarkin, President               Sumner L. Feldberg
Principal Executive Officer and           Chairman of the Board and Director
 Director

/s/ Dale N. Garth                         /s/ Edward J. Weisberger
_____________________________________     _____________________________________
Dale N. Garth, Senior Vice President      Edward J. Weisberger
and Chief Financial Officer               Vice President -- Finance
(Principal Financial Officer)             (Principal Accounting Officer)

/s/ S. James Coppersmith                  /s/ Stanley H. Feldberg
_____________________________________     _____________________________________
S. James Coppersmith, Director            Stanley H. Feldberg, Director

/s/ Allyn L. Levy                         /s/ Arthur F. Loewy
_____________________________________     _____________________________________
Allyn L. Levy, Director                   Arthur F. Loewy, Director

/s/ Thomas J. Shields                     /s/ Lorne R. Waxlax
_____________________________________     _____________________________________
Thomas J. Shields, Director               Lorne R. Waxlax, Director

Dated: March 30, 1994