Form 10-Q
period 1994-04-30
WABAN INC
filed 1994-06-09
CIK 850316

                                   FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.  20549


                    Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended April 30, 1994
Commission file number 1-10259



                                    WABAN INC.
            (Exact name of Registrant as specified in its charter)


            DELAWARE                                    33-0109661
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)

            One Mercer Road
           Natick, Massachusetts                          01760
(Address of principal executive offices)                (Zip Code)

                                (508) 651-6500
            (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No    .
                                               ---      ---
The number of shares of Registrant's common stock outstanding as of May 28, 1994: 33,130,346

                                  PART 1 FINANCIAL INFORMATION

                                           WABAN INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                                           (Unaudited)
                                                           Thirteen Weeks Ended
                                                           --------------------
                                                           April 30,    May 1,
                                                             1994       1993
                                                           --------    -------
                                                           (In Thousands Except
                                                            Per Share Amounts)
Net sales                                                   $820,840   $834,225
                                                             -------    -------
Cost of sales, including buying and occupancy costs          703,735    720,846

Selling, general and administrative expenses                  99,108    103,129

Interest on debt and capital leases (net)                      3,032      2,996
                                                             -------    -------
  Total expenses                                             805,875    826,971
                                                             -------    -------
Income before income taxes and cumulative effect of
  accounting principle changes                                14,965      7,254

Provision for income taxes                                     5,836      2,829
                                                             -------    -------
Income before cumulative effect of accounting principle
  changes                                                      9,129      4,425

Cumulative effect of accounting principle changes
  (See Note 5)                                                     -        905
                                                             -------    -------
  Net income                                                $  9,129   $  5,330
                                                             =======    =======


Primary and fully diluted income per common share
  (see Exhibit 11 for detailed computations):

    Income before cumulative effect of accounting
      principle changes                                     $   0.27   $   0.13

    Cumulative effect of accounting principle changes              -       0.03
                                                             -------    -------
    Net income                                              $   0.27   $   0.16
                                                             =======    =======



The accompanying notes are an integral part of the financial statements.

                                           WABAN INC.
                                   CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)
                                     April 30,     January 29,       May 1,
                                       1994           1994           1993
                                     --------      ----------      --------
                                             (Dollars In Thousands)
ASSETS
Current assets:
  Cash and cash equivalents         $   19,154     $   19,877     $   34,912
  Marketable securities                      -              -            594
  Accounts receivable                   53,110         62,447         41,825
  Merchandise inventories (net)        540,200        505,188        583,889
  Current deferred income taxes         34,892         36,996         12,705
  Prepaid expenses                      16,715          9,662         18,214
                                     ---------      ---------      ---------
  Total current assets                 664,071        634,170        692,139
                                     ---------      ---------      ---------
Property at cost:
  Land and buildings                   233,216        222,522        192,578
  Leasehold costs and improvements      59,992         59,844         71,318
  Furniture, fixtures and equipment    202,401        195,740        191,565
                                     ---------      ---------      ---------
                                       495,609        478,106        455,461
  Less accumulated depreciation
    and amortization                   105,430         96,623         99,705
                                     ---------      ---------      ---------
                                       390,179        381,483        355,756
                                     ---------      ---------      ---------
Property under capital leases           18,379         18,452         22,368
  Less accumulated amortization          7,258          6,924          7,538
                                     ---------      ---------      ---------
                                        11,121         11,528         14,830
                                     ---------      ---------      ---------
Property held for sale (net)            27,787         30,247              -
Deferred income taxes                    2,344          4,967              -
Other assets                            11,033         10,599          8,893
                                     ---------      ---------      ---------
  Total assets                      $1,106,535     $1,072,994     $1,071,618
                                     =========      =========      =========
LIABILITIES
Current liabilities:
  Short-term debt                   $   20,000     $        -     $        -
  Current installments of long-
    term debt                           12,731         13,814          2,312
  Accounts payable                     272,853        253,232        300,226
  Restructuring reserve                 23,652         29,444              -
  Accrued expenses and other
    current liabilities                124,790        129,637        102,986
  Accrued federal and state
    income taxes                           941          2,970          5,154
  Obligations under capital leases
    due within one year                  1,219          1,264          1,396
                                     ---------      ---------      ---------
  Total current liabilities            456,186        430,361        412,074
                                     ---------      ---------      ---------
Real estate financings, exclusive of
  current installments                   2,155          4,075          4,721
General corporate debt                  48,000         48,000         60,000
Subordinated debt                      108,600        108,600        108,600
Obligations under capital leases,
  less portion due within one year      13,100         13,379         17,875
Noncurrent restructuring reserve        27,971         28,642              -
Other noncurrent liabilities            20,178         19,445         16,746
Deferred income taxes                        -              -          9,055

STOCKHOLDERS' EQUITY
Common stock, par value $.01,
  authorized 190,000,000 shares,
  issued and outstanding 33,129,723,
  33,086,295 and 33,185,813 shares         331            331            332
Additional paid-in capital             323,639        322,915        321,857
Retained earnings                      106,375         97,246        120,358
                                     ---------      ---------      ---------
  Total stockholders' equity           430,345        420,492        442,547
                                     ---------      ---------      ---------
  Total liabilities and
    stockholders' equity            $1,106,535     $1,072,994     $1,071,618
                                     =========      =========      =========

The accompanying notes are an integral part of the financial statements.

                                           WABAN INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                                          Thirteen Weeks Ended
                                                          --------------------
                                                          April 30,     May 1,
                                                            1994         1993
                                                          --------     -------
                                                             (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 9,129     $ 5,330
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization of property             9,696       8,733
      Loss on property disposals                              133          74
      Amortization of premium on marketable
        securities                                              -           9
      Other non-cash items, net                               191         253
      Deferred income taxes                                 4,727      (3,205)
      Increase (decrease) in cash
        due to changes in:
          Accounts receivable                               9,337        (420)
          Merchandise inventories                         (35,012)    (58,887)
          Prepaid expenses                                 (7,053)     (9,003)
          Other assets, net                                  (434)        664
          Accounts payable                                 19,621      61,209
          Restructuring reserves                           (6,617)          -
          Accrued expenses                                    650       3,130
          Accrued income taxes                             (2,029)      1,231
          Other noncurrent liabilities                        733         890
                                                           ------      ------
    Net cash provided by operating activities               3,072      10,008
                                                           ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of marketable securities                                 -      16,311
  Property additions                                      (21,010)    (25,946)
  Property disposals                                            9           2
                                                           ------      ------
    Net cash used in investing activities                 (21,001)     (9,633)
                                                           ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of short-term debt                            20,000           -
  Repayment of long-term debt                              (3,003)     (1,078)
  Repayment of capital lease obligations                     (324)       (341)
  Proceeds from sale and issuance of
    common stock                                              533         312
                                                           ------      ------
    Net cash provided by (used in)
      financing activities                                 17,206      (1,107)
                                                           ------      ------
    Net decrease in cash
      and cash equivalents                                   (723)       (732)
    Cash and cash equivalents at
      beginning of year                                    19,877      35,644
                                                           ------      ------
    Cash and cash equivalents at
      end of period                                       $19,154     $34,912
                                                           ======      ======
Supplemental cash flow information:
  Interest paid                                           $   286     $   144
  Income taxes paid                                         3,138       2,721



The accompanying notes are an integral part of the financial statements.

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results for the first three months are not necessarily indicative of results for the full fiscal year because the Company's business, in common with the business of retailers generally, is subject to seasonal influences. BJ's sales and profits have been strongest in the Christmas holiday season, while HomeBase's sales and profits have typically been strongest in the spring building season.

2. The financial statements are unaudited and reflect all normal recurring adjustments considered necessary by the Company for a fair presentation of its financial statements in accordance with generally accepted accounting principles.

3. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 29, 1994.

4. In the quarter ended January 29, 1994, the Company recorded a pre-tax restructuring charge of $101.1 million primarily related to repositioning its HomeBase division. Eight warehouse stores were closed in that quarter in connection with the restructuring. The results for the quarter ended April 30, 1994 exclude the sales and operating income or losses of 16 other HomeBase warehouse stores planned to be closed as a result of the restructuring. During the quarter ended April 30, 1994, three of these closings were announced. The 80 HomeBase units reported as warehouses in operation as of April 30, 1994 include the 13 remaining HomeBase warehouse stores planned to be closed.

5. The cumulative effect of accounting principle changes in the fiscal quarter ended May 1, 1993 includes the adoption of the following accounting pronouncements (amounts shown on a post-tax basis in thousands):

    SFAS No. 109, "Accounting for Income Taxes"                  $1,616
    SFAS No. 106, "Employers' Accounting for Postretirement
      Benefits Other Than Pensions," net of tax benefit of $138    (210)
    SFAS No. 112, "Employers' Accounting for Postemployment
      Benefits," net of tax benefit of $328                        (501)
                                                                  -----
                                                                 $  905
                                                                  =====

6. Subsequent to April 30, 1994, the Company issued $100,000,000 of 11% Senior Subordinated Notes due May 15, 2004. The net proceeds to the Company are approximately $97.2 million.

7. Presented below is information relative to the operating results of the Company's business segments (dollars in thousands):

                                        Thirteen Weeks Ended
                                        --------------------
                                        April 30,    May 1,
                                          1994        1993
                                        --------    -------
Net sales:
  BJ's Wholesale Club                   $486,787   $419,669
  HomeBase                               334,053    414,556
                                         -------    -------
                                        $820,840   $834,225
                                         =======    =======

Operating income:
  BJ's Wholesale Club                   $  8,083   $  3,791
  HomeBase                                11,792      8,357
  General corporate expense               (1,878)    (1,898)
                                         -------    -------
                                          17,997     10,250
Interest on debt and capital
  leases (net)                            (3,032)    (2,996)
                                         -------    -------
Income before income taxes              $ 14,965   $  7,254
                                         =======    =======

Warehouses in operation - end of period:
- - ---------------------------------------
BJ's Wholesale Club                           52         39
HomeBase                                      80         87

                              Management's Discussion and Analysis
                        of Financial Condition and Results of Operations


Thirteen Weeks (First Quarter) Ended April 30, 1994 versus Thirteen Weeks Ended May 1, 1993.


Results of Operations
- - ---------------------

The Company's results for the quarter ended April 30, 1994 exclude the sales and operating income or losses of 16 HomeBase warehouse stores planned to be closed in connection with the Company's restructuring announced last year.
Last year's first quarter results included sales of $80.2 million and a combined operating loss of $3.2 million from these 16 stores and eight midwestern stores that were closed at the end of last year. The Company recorded a $101.1 million pre-tax restructuring charge in the quarter ended January 29, 1994, primarily to cover expenses related to repositioning its HomeBase division, including closing the 24 warehouse stores referred to above.

Reflecting the effect of the elimination of HomeBase warehouse stores as part of the restructuring, net sales for the quarter ended April 30, 1994 were $820.8 million, a decrease of 1.6% from $834.2 million reported in last year's first quarter. Comparable warehouse sales decreased by 3.9% at BJ's and by 3.4% at HomeBase in this year's first quarter. These decreases represent some improvement from the previous two quarters - BJ's comparable warehouse sales decreases in last year's third and fourth quarters were 11.0% and 6.2%, respectively, and HomeBase's comparable warehouse sales decreases in the same period were 3.5% and 4.1%, respectively. Sales comparisons at both of the Company's divisions continued to be affected by new competition and difficult economic conditions in their major markets. BJ's comparable warehouse sales were also impacted by new BJ's clubs opening in the trading areas of existing BJ's clubs.

Cost of sales (including buying and occupancy costs) as a percentage of sales was 85.7% in this year's first quarter versus 86.4% in the comparable period last year despite the increased proportion of sales contributed by BJ's, which is a lower margin business than HomeBase. Gross selling margins increased at both divisions, particularly at HomeBase.

Selling, general and administrative (SG&A) expenses, as a percentage of sales, were 12.1% in the first quarter this year compared with 12.4% in last year's first quarter. The ratio of SG&A expenses to sales was lower this year because of BJ's increased proportion of consolidated sales and improved operating efficiencies at BJ's. HomeBase's SG&A expenses as a percentage of sales increased this year primarily because of higher payroll to provide better customer service and higher marketing expenses.

BJ's operating income in this year's first quarter was $8.1 million versus $3.8 million in the comparable period last year. This increase reflects improved expense control and logistics and a favorable shift in merchandise mix, as well as a comparison to a weak first quarter performance last year.

Operating income at HomeBase in this year's first quarter was $11.8 million compared with $8.4 million in the same period last year. This increase was due primarily to the elimination of underperforming units as part of HomeBase's restructuring. Adjusted for their elimination, operating income as a percent of sales increased by 0.1%. Higher gross margins were offset by higher store payrolls and advertising costs in this year's first quarter. These results reflect HomeBase's strategic initiative to increase gross margins and improve customer service.

The components of net interest expense were as follows (in thousands):

                                                    Quarter Ended
                                           ------------------------------
                                           April 30, 1994     May 1, 1993
                                           --------------     -----------
Interest expense on debt                       $3,050            $2,585
Interest and investment income                   (472)             (250)
                                                -----             -----
Interest on debt (net)                          2,578             2,335
Interest on capital leases                        454               661
                                                -----             -----
Interest on debt and capital leases (net)      $3,032            $2,996
                                                =====             =====

Interest expense on debt was net of capitalized interest of $641,000 this year and $823,000 last year.

The Company's provision for income taxes was 39% of pre-tax income in both this year's and last year's first quarter.

Net income for the first quarter was $9.1 million, or $.27 per share, compared with $5.3 million, or $.16 per share, in the first quarter of last year. Last year's results included net income of $.9 million, or $.03 per share, associated with the adoption of changes in methods of accounting for income taxes, postretirement benefits and postemployment benefits. (See Note 5 of Notes to Consolidated Financial Statements for additional information.)

The Company operated 80 HomeBase warehouse stores at April 30, 1994, excluding three locations which the Company announced will close in the second quarter. This total includes 13 other HomeBase units which are planned to close as a result of HomeBase's restructuring. HomeBase operated 87 warehouse stores as of May 1, 1993. The number of BJ's clubs in operation at April 30, 1994 was 52, versus 39 one year earlier.


Liquidity and Capital Resources
- - -------------------------------

Cash expended for property additions in the first quarter was $21.0 million compared with $25.9 million in the same period last year. One new HomeBase warehouse store was opened in the first quarter of this year, and two new BJ's clubs were opened in the first week of the second quarter. Last year the Company opened one HomeBase and three BJ's units in the same time period.

Including the three new units already opened, the Company expects to open approximately 15 BJ's (including the relocation of one warehouse club) and four HomeBase warehouse stores in this fiscal year. Capital expenditures are planned to be approximately $165 million, including an estimated $100 million for new store real estate. The timing and amount of actual openings and expenditures could vary from these estimates due to the complexity of the real estate development process.

The Company's restructuring is expected to generate a significant amount of cash flow over the remainder of this fiscal year. In addition to tax benefits, cash flow will be generated by the sale of inventory and property in the sixteen stores planned to be closed (net of accounts payable and closing costs), from the liquidation of the remainder of HomeBase's discontinued inventory, and from the sale of owned real estate. Completion of the initial phase of the restructuring, including the disposition of all warehouse store locations and merchandise inventories, is expected to result in $55 million to $65 million of cash inflow (including tax benefits) in addition to approximately $35 million already realized in the fourth quarter of last year and the first quarter of this year. The net cash outflow for long-term lease obligations (net of tax benefits) after closing these locations is estimated to be $15 million to $20 million over the remaining terms of the leases, which expire at various dates through 2012. The actual amount of cash flow could vary from these estimates, depending on certain factors, principally the Company's ability to sublease or sell closed HomeBase locations on favorable terms.

As of April 30, 1994, the balance of the current portion of the restructuring reserve liability was $23.7 million and the noncurrent restructuring reserve liability was $28.0 million. Merchandise inventories were stated net of a reserve for write-down of discontinued inventories of $6.5 million, and property held for sale was stated net of a reserve for write-down of $12.8 million. The balances of deferred tax assets at April 30, 1994 were significantly higher than those at May 1, 1993, primarily because most of the restructuring charge was not currently deductible.

Increases in inventory and accounts payable since the end of the fiscal year were due primarily to normal seasonal requirements. The decreases in inventory and accounts payable from May 1, 1993 to April 30, 1994 were due mainly to lower per store balances at both of the Company's divisions as well as the closing of the eight midwest HomeBase warehouses.

As of April 30, 1994, the Company had $19.2 million of cash and cash equivalents and had $20 million of borrowings outstanding under its $80 million bank credit agreement. The Company also has an additional line of credit which provides for up to $15 million of short-term borrowings, all of which was available at the end of the first quarter.

Subsequent to the end of the first quarter, the Company issued $100 million of 11% Senior Subordinated Notes due May 15, 2004. The proceeds (net of expenses) to the Company are approximately $97.2 million and will be used to fund the opening of new stores, including acquisition of real estate and the construction of stores; to make scheduled principal repayments on senior debt, including a $12 million principal payment due in May 1994 on the Company's 9.58% senior notes; to repay short-term borrowings under the Company's bank credit agreement (under which $20 million was outstanding at April 30, 1994); and for general corporate purposes. The Company expects to replace its existing bank credit facility, which expires on January 28, 1995.

The Company expects that the proceeds of the senior subordinated debt offering, together with anticipated cash flow from operations, proceeds from the disposition of inventory and stores, borrowings available under its current bank credit facility and borrowings expected to be available under a successor bank credit facility that the Company plans to negotiate, will be sufficient to finance its operations through fiscal 1996. However, the Company may from time to time seek to obtain additional financing. The Company's cash requirements may vary, based on its success in disposing of the HomeBase stores that it plans to close.

Seasonality
- - -----------

BJ's sales and operating income have been strongest in the Christmas holiday season and lowest in the first quarter of each fiscal year. HomeBase's sales and earnings are typically lower in the first and fourth quarters than they are in the second and third quarters, which correspond to the most active season for home construction.

PART II.  Other Information
          -----------------


Item 6 -  Exhibits and Reports on Form 8-K
          --------------------------------


            (a)   Exhibits

                  10.14 Employment Agreement dated as of February 1, 1994 with Dale N. Garth.*

                  10.17 Form of Change of Control Severance Agreement between the Company and officers of the Company.*

                  10.18b Second Amendment and Waiver dated as of March 28, 1994 to Note Purchase Agreement dated as of June 15, 1991.

                  10.19b Amendment No. 2 dated as of April 22, 1994 to Credit Agreement dated as of July 8, 1993 among the Company and certain banks.

                  10.21 Employment Agreement dated as of February 1, 1994 with John J. Nugent.*

                  11.0 Statement regarding computation of per share earnings.


            (b) The Company did not file any report on Form 8-K with the Securities and Exchange Commission during the quarter ended April 30, 1994.



- - ------------------
*Management contract or other compensatory plan or arrangement.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           WABAN INC.
                                           ----------
                                           (Registrant)





Date:           June 9, 1994            /S/ HERBERT J ZARKIN
       -----------------------------    -----------------------------
                                           Herbert J Zarkin
                                           President and
                                           Chief Executive Officer






Date:           June 9, 1994            /S/ DALE N. GARTH
       -----------------------------    ------------------------------
                                           Dale N. Garth
                                           Senior Vice President and
                                           Chief Financial Officer