Form 10-Q
period 1994-07-30
WABAN INC
filed 1994-09-09
CIK 850316

                                   FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.  20549


                    Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended July 30, 1994
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
                                               ---      ---
The number of shares of Registrant's common stock outstanding as of August 27, 1994: 33,145,859

                                  PART 1 FINANCIAL INFORMATION

                                           WABAN INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                                           (Unaudited)
                                                           Thirteen Weeks Ended
                                                           --------------------
                                                           July 30,    July 31,
                                                             1994        1993
                                                           --------    -------
                                                           (In Thousands Except
                                                            Per Share Amounts)
Net sales                                                   $951,804   $967,209
                                                             -------    -------
Cost of sales, including buying and occupancy costs          808,356    829,771

Selling, general and administrative expenses                 104,787    111,959

Interest on debt and capital leases (net)                      4,001      3,014
                                                             -------    -------
  Total expenses                                             917,144    944,744
                                                             -------    -------
Income before income taxes                                    34,660     22,465

Provision for income taxes                                    13,518      8,761
                                                             -------    -------
  Net income                                                $ 21,142   $ 13,704
                                                             =======    =======


Net income per common share (see Exhibit 11 for detailed computations):

    Primary                                                 $   0.63   $   0.41
                                                             =======    =======
    Fully diluted                                           $   0.59   $   0.39
                                                             =======    =======


The accompanying notes are an integral part of the financial statements.

                                           WABAN INC.
                                CONSOLIDATED STATEMENTS OF INCOME
                                           (Unaudited)
                                                         Twenty-Six Weeks Ended
                                                         ----------------------
                                                           July 30,    July 31,
                                                             1994        1993
                                                           --------    -------
                                                           (In Thousands Except
                                                            Per Share Amounts)
Net sales                                                 $1,772,644 $1,801,434
                                                           ---------  ---------
Cost of sales, including buying and occupancy costs        1,512,091  1,550,617

Selling, general and administrative expenses                 203,895    215,088

Interest on debt and capital leases (net)                      7,033      6,010
                                                           ---------  ---------
  Total expenses                                           1,723,019  1,771,715
                                                           ---------  ---------
Income before income taxes and cumulative effect of
  accounting principle changes                                49,625     29,719

Provision for income taxes                                    19,354     11,590
                                                           ---------    -------
Income before cumulative effect of accounting principle
  changes                                                     30,271     18,129

Cumulative effect of accounting principle changes                  -        905
                                                           ---------  ---------
  Net income                                              $   30,271 $   19,034
                                                           =========  =========


Income per common share (see Exhibit 11 for detailed computations):

  Primary earnings per share:
    Income before cumulative effect of accounting
      principle changes                                   $     0.91 $     0.54
    Cumulative effect of accounting principle changes              -       0.03
                                                           ---------  ---------
      Net income                                          $     0.91 $     0.57
                                                           =========  =========
  Fully diluted earnings per share:
    Income before cumulative effect of accounting
      principle changes                                   $     0.86 $     0.54
    Cumulative effect of accounting principle changes              -       0.03
                                                           ---------  ---------
      Net income                                          $     0.86 $     0.57
                                                           =========  =========


The accompanying notes are an integral part of the financial statements.

                                           WABAN INC.
                                   CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)
                                      July 30,      January 29,      July 31,
                                        1994           1994            1993
                                     --------       ----------       --------
                                             (Dollars In Thousands)
ASSETS
Current assets:
  Cash and cash equivalents         $  122,733     $   19,877     $   38,490
  Marketable securities                      -              -            104
  Accounts receivable                   53,479         62,447         44,313
  Merchandise inventories (net)        527,033        505,188        516,417
  Current deferred income taxes         33,581         36,996         14,400
  Prepaid expenses                      17,250          9,662         17,661
                                     ---------      ---------      ---------
    Total current assets               754,076        634,170        631,385
                                     ---------      ---------      ---------
Property at cost:
  Land and buildings                   253,162        222,522        211,808
  Leasehold costs and improvements      59,938         59,844         72,559
  Furniture, fixtures and equipment    215,041        195,740        203,834
                                     ---------      ---------      ---------
                                       528,141        478,106        488,201
  Less accumulated depreciation
    and amortization                   113,229         96,623        108,055
                                     ---------      ---------      ---------
                                       414,912        381,483        380,146
                                     ---------      ---------      ---------
Property under capital leases           17,988         18,452         22,425
  Less accumulated amortization          7,276          6,924          8,011
                                     ---------      ---------      ---------
                                        10,712         11,528         14,414
                                     ---------      ---------      ---------
Property held for sale (net)            19,677         30,247              -
Deferred income taxes                    1,166          4,967              -
Other assets                            14,082         10,599          9,962
                                     ---------      ---------      ---------
    Total assets                    $1,214,625     $1,072,994     $1,035,907
                                     =========      =========      =========
LIABILITIES
Current liabilities:
  Current installments of long-
    term debt                       $   12,733     $   13,814     $   13,812
  Accounts payable                     278,665        253,232        245,828
  Restructuring reserve                 21,140         29,444              -
  Accrued expenses and other
    current liabilities                134,785        129,637        104,904
  Accrued federal and state
    income taxes                         5,055          2,970          8,669
  Obligations under capital leases
    due within one year                  1,143          1,264          1,442
                                     ---------      ---------      ---------
    Total current liabilities          453,521        430,361        374,655
                                     ---------      ---------      ---------
Real estate financings, exclusive of
  current installments                   2,141          4,075          4,100
General corporate debt                  36,000         48,000         48,000
Senior subordinated debt               100,000              -              -
Convertible subordinated debt          108,600        108,600        108,600
Obligations under capital leases,
  less portion due within one year      12,842         13,379         17,560
Noncurrent restructuring reserve        27,300         28,642              -
Other noncurrent liabilities            22,159         19,445         17,283
Deferred income taxes                        -              -          9,373

STOCKHOLDERS' EQUITY
Common stock, par value $.01,
  authorized 190,000,000 shares,
  issued and outstanding 33,144,894,
  33,086,295 and 33,096,467 shares         331            331            331
Additional paid-in capital             324,214        322,915        321,943
Retained earnings                      127,517         97,246        134,062
                                     ---------      ---------      ---------
    Total stockholders' equity         452,062        420,492        456,336
                                     ---------      ---------      ---------
    Total liabilities and
      stockholders' equity          $1,214,625     $1,072,994     $1,035,907
                                     =========      =========      =========

The accompanying notes are an integral part of the financial statements.

                                           WABAN INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                                        Twenty-Six Weeks Ended
                                                        ----------------------
                                                          July 30,    July 31,
                                                            1994        1993
                                                          --------     -------
                                                             (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $30,271     $ 19,034
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization of property            19,559      17,696
      Loss on property disposals                              223         238
      Other non-cash items, net                               538         222
      Deferred income taxes                                 7,216      (4,582)
      Increase (decrease) in cash
        due to changes in:
          Accounts receivable                               8,968      (2,908)
          Merchandise inventories                         (21,845)      8,585
          Prepaid expenses                                 (7,588)     (8,450)
          Other assets, net                                  (852)       (405)
          Accounts payable                                 25,433       6,811
          Restructuring reserves                           (9,646)          -
          Accrued expenses                                 13,173       6,557
          Accrued income taxes                              2,085       4,746
          Other noncurrent liabilities                      2,714       1,427
                                                           ------      ------
  Net cash provided by operating activities                70,249      48,971
                                                           ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of marketable securities                                 -      16,801
  Property additions                                      (55,791)    (60,511)
  Property disposals                                        5,924          14
                                                           ------      ------
    Net cash used in investing activities                 (49,867)    (43,696)
                                                           ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt, net of
    issuance costs of $2,631                               97,369           -
  Repayment of long-term debt                             (15,015)     (2,199)
  Repayment of capital lease obligations                     (641)       (667)
  Proceeds from sale and issuance of
    common stock                                              761         437
                                                           ------      ------
    Net cash provided by (used in)
      financing activities                                 82,474      (2,429)
                                                           ------      ------
    Net increase in cash
      and cash equivalents                                102,856       2,846
    Cash and cash equivalents at
      beginning of year                                    19,877      35,644
                                                          -------      ------
    Cash and cash equivalents at
      end of period                                      $122,733     $38,490
                                                          =======      ======
Supplemental cash flow information:
  Interest paid                                          $  6,674     $ 6,675
  Income taxes paid                                        10,053       9,344



The accompanying notes are an integral part of the financial statements.

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results for the first six months are not necessarily indicative of results for the full fiscal year because the Company's business, in common with the business of retailers generally, is subject to seasonal influences. BJ's sales and profits have been strongest in the Christmas holiday season, while HomeBase's sales and profits have typically been strongest in the spring building season.

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

4. In the quarter ended January 29, 1994, the Company recorded a pre-tax restructuring charge of $101.1 million, primarily related to repositioning its HomeBase division. Eight warehouse stores were closed in that quarter in connection with the restructuring. The sales and operating income or losses of 16 other HomeBase warehouse stores planned to be closed as part of the restructuring have been excluded from results for the periods ended July 30, 1994. Three of these 16 warehouse stores were closed in the second quarter.

5. The cumulative effect of accounting principle changes in the six months ended July 31, 1993 includes the adoption of the following accounting pronouncements (amounts shown on a post-tax basis in thousands):

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
                                                                  =====

6. In the quarter ended July 30, 1994, the Company issued $100,000,000 of 11% Senior Subordinated Notes due May 15, 2004. The net proceeds to the Company are approximately $97.3 million.

7. Presented below is information relative to the operating results of the Company's business segments (dollars in thousands). The 81 HomeBase warehouses shown as in operation at July 30, 1994 include thirteen units that are planned to be closed in connection with that division's restructuring and whose sales and operating results are excluded from the Company's reported operating results.

                                 Thirteen Weeks Ended   Twenty-Six Weeks Ended
                                 --------------------   ----------------------
                                 July 30,    July 31,   July 30,       July 31,
                                   1994        1993       1994           1993
                                 --------    --------   --------       --------
Net sales:
  BJ's Wholesale Club            $564,123   $499,097   $1,050,910   $  918,766
  HomeBase                        387,681    468,112      721,734      882,668
                                  -------    -------    ---------    ---------
                                 $951,804   $967,209   $1,772,644   $1,801,434
                                  =======    =======    =========    =========

Operating income:
  BJ's Wholesale Club            $ 16,361   $ 10,092   $   24,444   $   13,883
  HomeBase                         24,401     18,372       36,193       26,729
  General corporate expense        (2,101)    (2,985)      (3,979)      (4,883)
                                  -------    -------    ---------    ---------
                                   38,661     25,479       56,658       35,729
Interest on debt and capital
  leases (net)                     (4,001)    (3,014)      (7,033)      (6,010)
                                  -------    -------     --------    ---------
Income before income taxes       $ 34,660   $ 22,465    $  49,625   $   29,719
                                  =======    =======     ========    =========

Warehouses in operation - end of period:
- - ---------------------------------------
BJ's Wholesale Club                    57         46
HomeBase                               81         87

                              Management's Discussion and Analysis
                        of Financial Condition and Results of Operations


Thirteen Weeks (Second Quarter) and Twenty-Six Weeks (Six Months) Ended July 30, 1994 versus Thirteen and Twenty-Six Weeks Ended July 31, 1993.


Results of Operations
- - ---------------------

The Company's results for the quarter and six months ended July 30, 1994 exclude the sales and operating income or losses of 16 HomeBase warehouse stores closed or planned to be closed in connection with the Company's restructuring announced in last year's fourth quarter, when the Company recorded a $101.1 million pre-tax restructuring charge. Three of these stores were closed during this year's second quarter. Last year's second quarter results included sales of $94.5 million and a combined operating loss of $1.7 million from these 16 stores and eight HomeBase stores located in the Midwest that were closed at the end of last year as part of the restructuring. In the first six months of last year, these 24 stores had sales of $174.7 million and combined operating losses of $4.9 million. Last year's third quarter results included sales of $80.6 million and combined operating losses of $2.6 million, and the fourth quarter included sales of $15.2 million and break-even operating income from these stores.

As a result of the elimination of these 24 HomeBase warehouse stores as part of the restructuring, Waban's consolidated net sales decreased by 1.6% in the second quarter and by 1.6% in the first six months from amounts reported in the same periods last year. Compared to the prior year, total sales increased at BJ's by 13.0% in the second quarter and by 14.4% year-to-date, and HomeBase's total sales decreased by 17.2% in the second quarter and by 18.2% year-to-date. Comparable warehouse sales decreased by 3.6% at BJ's and by 1.2% at HomeBase in this year's second quarter. For the first half of this year, comparable warehouse sales decreased by 3.2% at BJ's and by 2.3% at HomeBase. Sales comparisons at both divisions continued to be affected by new competition and by economic conditions in their major markets which were more difficult than those generally experienced in other regions of the country.

Cost of sales (including buying and occupancy costs) as a percentage of sales was 84.9% in this year's second quarter versus 85.8% in the comparable period last year. For the first six months, the cost of sales percentage was 85.3% compared to 86.1% last year. Gross selling margins increased at both divisions, particularly at HomeBase, while the proportion of sales contributed by BJ's, which is a lower margin business than HomeBase, increased.

Selling, general and administrative (SG&A) expenses, as a percentage of sales, were 11.0% in the second quarter this year compared to 11.6% in last year's second quarter. Year-to-date SG&A expenses were 11.5% this year versus 11.9% in the comparable period last year. Included in SG&A expenses (and in General Corporate Expense in Note 7 to the Consolidated Financial Statements) for the quarter and six months ended July 31, 1993 were pre-tax severance costs of $1.0 million incurred with respect to the Company's former president and chief executive officer. The ratio of SG&A expenses to sales was lower this year because of BJ's increased proportion of consolidated sales and improved operating efficiencies at BJ's. HomeBase's SG&A expenses as a percentage of sales increased this year primarily because of increased store payroll to provide improved customer service.

BJ's operating income in this year's second quarter was $16.4 million versus $10.1 million in the comparable period last year, and its year-to-date operating income was $24.4 million compared to $13.9 million last year. These increases reflect improved gross selling margins, tight expense control and efficiencies in merchandise distribution. The year-to-date comparison also benefitted from a weak first quarter performance last year.

Operating income at HomeBase in this year's second quarter was $24.4 million compared to $18.4 million in the same period last year, and year-to-date operating income was $36.2 million versus $26.7 million last year. While the increase in operating income in the first quarter was due primarily to the elimination of underperforming units as part of HomeBase's restructuring, the ongoing stores accounted for most of the increase in HomeBase's second quarter operating income. Higher gross margins more than offset higher store payrolls. These results reflect HomeBase's strategic initiative to improve customer service and achieve higher gross margins.

The components of net interest expense were as follows (in thousands):

                                      Quarter Ended         Six Months Ended
                                   -------------------     ------------------
                                   July 30,   July 31,     July 30,  July 31,
                                     1994       1993         1994      1993
                                   --------   --------     --------  --------
Interest expense on debt             $5,188     $2,658       $8,238    $5,243
Interest and investment income       (1,632)      (288)      (2,104)     (538)
                                      -----      -----        -----     -----
Interest on debt (net)                3,556      2,370        6,134     4,705
Interest on capital leases              445        644          899     1,305
                                      -----      -----        -----     -----
Interest on debt and capital
 leases (net)                        $4,001     $3,014       $7,033    $6,010
                                      =====      =====        =====     =====

The increases in interest expense on debt and interest and investment income in this year's second quarter were due primarily to the issuance of $100 million of 11% Senior Subordinated Notes in May 1994 and investment of the net proceeds of approximately $97.3 million. Interest expense on debt was net of capitalized interest of $647,000 in this year's second quarter and $1,288,000 year-to-date. Last year's capitalized interest was $763,000 and $1,586,000 in the second quarter and the first six months, respectively.

The year-to-date provision for income taxes was 39% both this year and last year.

Net income for the second quarter was $21.1 million, or $.59 per share, fully diluted, compared to $13.7 million, or $.39 per share, in the second quarter of last year. For the first six months, net income was $30.3 million, or $.86 per share, fully diluted, versus $19.0 million, or $.57 per share, in the comparable period last year. Last year's six-month results included net income of $.9 million, or $.03 per share, associated with the adoption of changes in methods of accounting for income taxes, postretirement benefits and postemployment benefits. (See Note 5 of Notes to Consolidated Financial Statements for additional information.)

The Company operated 81 HomeBase warehouse stores at July 30, 1994, including 13 units which are planned to close in connection with HomeBase's restructuring, and whose sales and operating results are excluded from the Company's reported operating results. HomeBase operated 87 warehouse stores as of July 31, 1993. The number of BJ's clubs in operation at July 30, 1994 was 57 versus 46 one year earlier.


Liquidity and Capital Resources
- - -------------------------------

In May 1994 the Company issued $100 million of 11% Senior Subordinated Notes due May 15, 2004. The proceeds (net of expenses) to the Company of approximately $97.3 million will be used to fund the opening of new stores, including the acquisition of real estate and the construction of stores, and for general corporate purposes. During the month of May 1994 the Company also repaid the $20 million balance outstanding under its bank credit agreement and made a scheduled principal repayment of $12 million on its 9.58% senior notes.

After receiving the proceeds of the senior subordinated notes, the Company terminated its bank credit facility during the second quarter. This agreement was scheduled to expire on January 28, 1995. The Company expects to establish a new bank credit facility in the future.

Cash expended for property additions in the first six months of the fiscal year was $55.8 million compared to $60.5 million in the same period last year. Through July 30, 1994 the Company opened two new HomeBase warehouse stores and six new BJ's clubs, including the relocation of one club, and closed three HomeBase warehouse stores. Last year the Company opened two HomeBase stores and seven BJ's clubs, and closed one HomeBase store in the same time period.

The Company expects to open a total of approximately 12 BJ's clubs (including the one unit relocated) and three HomeBase warehouse stores in this fiscal year. Capital expenditures are planned to be approximately $140 million, including an estimated $80 million for new store real estate. The timing and amount of actual openings and expenditures may vary from these estimates due to the complexity of the real estate development process.

The Company's restructuring is expected to generate a significant amount of cash flow as HomeBase warehouse stores are closed. In addition to tax benefits, cash flow will be generated principally by the sale of inventory and property in the thirteen stores remaining to be closed (net of accounts payable and closing costs) and from the sale of owned real estate. Completion of the initial phase of the restructuring, including the disposition of all warehouse store locations and merchandise inventories, is expected to result in $35 million to $45 million of cash inflow (including tax benefits) in addition to approximately $55 million realized to date since November 1993. The net cash outflow for long-term lease obligations (net of tax benefits) after closing these locations is estimated to be $15 million to $20 million over the remaining terms of the leases, which expire at various dates through 2012. The actual amount of cash flow could vary from these estimates, depending on certain factors, principally the Company's ability to sublease or sell closed HomeBase locations on favorable terms.

As of July 30, 1994, the balance of the current portion of the restructuring reserve liability was $21.1 million and the noncurrent restructuring reserve liability was $27.3 million. Merchandise inventories were stated net of a reserve for write-down of discontinued inventories of $1.6 million, and property held for sale was stated net of a reserve for write-down of $11.7 million. The balances of deferred tax assets at July 30, 1994 were significantly higher than those at July 31, 1993, primarily because most of the restructuring charge was not currently deductible.

As of July 30, 1994, the Company had $122.7 million of cash and cash equivalents and approved lines of credit with three banks in the aggregate amount of $45 million, all of which was unused at the end of the second quarter. The Company expects that its current resources, together with anticipated cash flow from operations, proceeds from the disposition of HomeBase inventory and stores, and borrowings expected to be available under a new bank credit facility that the Company plans to negotiate, will be sufficient to finance its operations through January 1996. However, the Company may from time to time seek to obtain additional financing. The Company's cash requirements may vary, based on its success in disposing of the HomeBase stores that it plans to close.

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

PART II.  Other Information
          -----------------


Item 4 -  Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          At the 1994 Annual Meeting of Stockholders held on June 14, 1994, two directors were elected, and the Company's Management Incentive Plan and Growth Incentive Plan were approved. The tabulation of the vote was as follows:

                                                                        Broker
                       Shares        Shares      Shares      Shares       Non-
                      Voted For     Withheld    Against    Abstaining    Votes
                      ---------     --------    -------    ----------   ------
Directors
- - ---------
Stanley H. Feldberg     29,690,769   177,512       -           -          -
Arthur F. Loewy         29,690,866   177,415       -           -          -

Management Incentive
  Plan                  23,892,019      -      1,745,430    111,533   4,119,299
- - --------------------

Growth Incentive Plan   24,112,142      -      1,516,074    120,766   4,119,299
- - ---------------------


Item 6 -  Exhibits and Reports on Form 8-K
          --------------------------------

            (a)   Exhibits

                  11.0 Statement regarding computation of per share earnings.


            (b) The Company filed a report on Form 8-K on May 5, 1994 summarizing its sales results for the 4-week and 13-week periods ended April 30, 1994 and May 1, 1993.

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





Date:      September 9, 1994            /S/ HERBERT J ZARKIN
       -----------------------------    -----------------------------
                                           Herbert J Zarkin
                                           President and
                                           Chief Executive Officer






Date:      September 9, 1994            /S/ DALE N. GARTH
       -----------------------------    ------------------------------
                                           Dale N. Garth
                                           Senior Vice President and
                                           Chief Financial Officer