Form 10-Q
period 1994-10-29
WABAN INC
filed 1994-12-09
CIK 850316

                                   FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.  20549


                    Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended October 29, 1994
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
                                               ---      ---
The number of shares of Registrant's common stock outstanding as of November 26, 1994: 33,172,102

                           PART I FINANCIAL INFORMATION

                                    WABAN INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                         Thirteen Weeks Ended
                                                        -----------------------
                                                        October 29, October 30,
                                                            1994        1993
                                                        ----------- -----------
                                                           (In Thousands Except
                                                            Per Share Amounts)
Net sales                                               $905,606   $897,646
                                                         -------    -------
Cost of sales, including buying and occupancy costs      774,888    773,477

Selling, general and administrative expenses             104,781    108,495

Interest on debt and capital leases (net)                  3,972      3,057
                                                         -------    -------
  Total expenses                                         883,641    885,029
                                                         -------    -------
Income before income taxes                                21,965     12,617

Provision for income taxes                                 8,566      4,530
                                                         -------    -------
  Net income                                            $ 13,399   $  8,087
                                                         =======    =======


Net income per common share (see Exhibit 11 for detailed computations):

    Primary                                             $   0.40   $   0.24
                                                         =======    =======
    Fully diluted                                       $   0.38   $   0.24
                                                         =======    =======

The accompanying notes are an integral part of the financial statements.

                                    WABAN INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                        Thirty-Nine Weeks Ended
                                                        -----------------------
                                                        October 29, October 30,
                                                            1994        1993
                                                        ----------- -----------
                                                         (In Thousands Except
                                                           Per Share Amounts)
Net sales                                               $2,678,250  $2,699,080
                                                         ---------   ---------
Cost of sales, including buying and occupancy costs      2,286,979   2,324,094

Selling, general and administrative expenses               308,676     323,583

Interest on debt and capital leases (net)                   11,005       9,067
                                                         ---------   ---------
  Total expenses                                         2,606,660   2,656,744
                                                         ---------   ---------
Income before income taxes and cumulative effect of
  accounting principle changes                              71,590      42,336

Provision for income taxes                                  27,920      16,120
                                                         ---------     -------
Income before cumulative effect of accounting
  principle changes                                         43,670      26,216

Cumulative effect of accounting principle changes                -         905
                                                         ---------   ---------
  Net income                                            $   43,670  $   27,121
                                                         =========   =========


Income per common share (see Exhibit 11 for detailed computations):

  Primary earnings per share:
    Income before cumulative effect of accounting
      principle changes                                 $     1.31  $     0.79
    Cumulative effect of accounting principle changes            -        0.03
                                                         ---------   ---------
      Net income                                        $     1.31  $     0.82
                                                         =========   =========
  Fully diluted earnings per share:
    Income before cumulative effect of accounting
      principle changes                                 $     1.24  $     0.78
    Cumulative effect of accounting principle changes            -        0.03
                                                         ---------   ---------
      Net income                                        $     1.24  $     0.81
                                                         =========   =========


The accompanying notes are an integral part of the financial statements.

                                    WABAN INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                    October 29,    January 29,    October 30,
                                       1994           1994           1993
                                    -----------    -----------    -----------
                                             (Dollars In Thousands)
ASSETS
Current assets:
  Cash and cash equivalents         $   39,899     $   19,877     $   32,129
  Marketable securities                 97,381              -              -
  Accounts receivable                   50,073         62,447         52,491
  Merchandise inventories (net)        561,375        505,188        570,758
  Current deferred income taxes         35,464         36,996         16,345
  Prepaid expenses                      17,452          9,662         19,029
                                     ---------      ---------      ---------
    Total current assets               801,644        634,170        690,752
                                     ---------      ---------      ---------
Property at cost:
  Land and buildings                   270,435        222,522        233,798
  Leasehold costs and improvements      61,633         59,844         73,907
  Furniture, fixtures and equipment    224,346        195,740        217,553
                                     ---------      ---------      ---------
                                       556,414        478,106        525,258
  Less accumulated depreciation
    and amortization                   121,433         96,623        115,140
                                     ---------      ---------      ---------
                                       434,981        381,483        410,118
                                     ---------      ---------      ---------
Property under capital leases           17,482         18,452         22,423
  Less accumulated amortization          7,147          6,924          8,482
                                     ---------      ---------      ---------
                                        10,335         11,528         13,941
                                     ---------      ---------      ---------
Property held for sale (net)            14,971         30,247              -
Other assets                            14,226         10,599          9,503
                                     ---------      ---------      ---------
    Total assets                    $1,276,157     $1,068,027     $1,124,314
                                     =========      =========      =========
LIABILITIES
Current liabilities:
  Short-term debt                   $        -     $        -     $   25,000
  Current installments of long-
    term debt                           12,757         13,814         13,809
  Accounts payable                     318,025        253,232        305,034
  Restructuring reserve                 18,416         29,444              -
  Accrued expenses and other
    current liabilities                153,053        129,637        108,391
  Accrued federal and state
    income taxes                           112          2,970            486
  Obligations under capital leases
    due within one year                  1,058          1,264          1,449
                                     ---------      ---------      ---------
    Total current liabilities          503,421        430,361        454,169
                                     ---------      ---------      ---------
Real estate financings, exclusive of
  current installments                   1,771          4,075          4,092
General corporate debt                  36,000         48,000         48,000
Senior subordinated debt               100,000              -              -
Convertible subordinated debt          108,600        108,600        108,600
Obligations under capital leases,
  less portion due within one year      12,622         13,379         17,211
Noncurrent restructuring reserve        22,829         28,642              -
Other noncurrent liabilities            23,107         19,445         17,806
Deferred income taxes                    1,807         (4,967)         9,816

STOCKHOLDERS' EQUITY
Common stock, par value $.01,
  authorized 190,000,000 shares,
  issued and outstanding 33,169,969,
  33,086,295 and 33,091,099 shares         332            331            331
Additional paid-in capital             324,893        322,915        322,140
Unrealized holding losses                 (141)             -              -
Retained earnings                      140,916         97,246        142,149
                                     ---------      ---------      ---------
    Total stockholders' equity         466,000        420,492        464,620
                                     ---------      ---------      ---------
    Total liabilities and
      stockholders' equity          $1,276,157     $1,068,027     $1,124,314
                                     =========      =========      =========

The accompanying notes are an integral part of the financial statements.

                                    WABAN INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                       Thirty-Nine Weeks Ended
                                                       -----------------------
                                                       October 29, October 30,
                                                           1994       1993
                                                       ----------- -----------
                                                             (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $ 43,670      $ 27,121
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization of property         29,804        27,121
      Amortization of premium on marketable securities     254             9
      Loss on property disposals                           553           547
      Other non-cash items, net                            780           319
      Deferred income taxes                              8,400        (6,084)
      Increase (decrease) in cash
        due to changes in:
          Accounts receivable                           12,374       (11,086)
          Merchandise inventories                      (56,187)      (45,756)
          Prepaid expenses                              (7,790)       (9,818)
          Other assets, net                               (880)           54
          Accounts payable                              64,793        66,017
          Restructuring reserves                       (16,841)            -
          Accrued expenses                              32,118         9,428
          Accrued income taxes                          (2,858)       (3,437)
          Other noncurrent liabilities                   3,662         1,950
                                                       -------       -------
  Net cash provided by operating activities            111,852        56,385
                                                       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                   (102,884)            -
  Sale of marketable securities                          5,014        16,905
  Property additions                                   (81,948)      (99,239)
  Property disposals                                     5,843           123
                                                       -------       -------
    Net cash used in investing activities             (173,975)      (82,211)
                                                       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of short-term debt                              -        25,000
  Borrowings of long-term debt, net of
    issuance costs of $2,747                            97,253             -
  Repayment of long-term debt                          (15,361)       (2,210)
  Repayment of capital lease obligations                  (946)       (1,007)
  Proceeds from sale and issuance of
    common stock                                         1,199           528
                                                       -------       -------
    Net cash provided by financing
      activities                                        82,145        22,311
                                                       -------       -------
    Net increase (decrease) in cash
      and cash equivalents                              20,022        (3,515)
    Cash and cash equivalents at
      beginning of year                                 19,877        35,644
                                                       -------       -------
    Cash and cash equivalents at
      end of period                                   $ 39,899       $32,129
                                                       =======        ======
Supplemental cash flow information:
  Interest paid                                       $  6,745       $ 6,802
  Income taxes paid                                     22,378        23,559



The accompanying notes are an integral part of the financial statements.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results for the first nine months are not necessarily indicative of results for the full fiscal year because the Company's business, in common with the business of retailers generally, is subject to seasonal influences. BJ's sales and profits have been strongest in the Christmas holiday season, while HomeBase's sales and profits have typically been strongest in the spring building season.

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

4. In the quarter ended January 29, 1994, the Company recorded a pre-tax restructuring charge of $101.1 million primarily related to repositioning its HomeBase division. Eight warehouse stores were closed in that quarter in connection with the restructuring. The sales and operating income or losses of 16 other HomeBase warehouse stores planned to be closed as part of the restructuring have been excluded from results for the periods ended October 29, 1994. Six of these 16 warehouses have been closed as of October 29, 1994.

5. The cumulative effect of accounting principle changes in the nine months ended October 30, 1993 included the adoption of the following accounting pronouncements (amounts shown on a post-tax basis in thousands):

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
                                                                  =====

6. In May 1994, the Company issued $100,000,000 of 11% Senior Subordinated Notes due May 15, 2004. The net proceeds to the Company were approximately $97.3 million.

7. The Company classifies its marketable securities as available-for-sale securities in accordance with SFAS No. 115. At October 29, 1994, marketable securities consisted of high quality debt securities issued by states or their political subdivisions and high quality corporate debt securities. The amortized cost basis of marketable securities exceeded the aggregate fair value by $235,000 as of October 29, 1994. All of the Company's marketable securities have contractual maturities of less than two years, with approximately 75% maturing in less than one year.

8. Presented below is information relative to the operating results of the Company's business segments (dollars in thousands). The 79 HomeBase warehouses in operation at October 29, 1994 include ten units that are planned to be closed in connection with that division's restructuring and whose sales and operating results are excluded from the Company's reported operating results for the current fiscal year.

                                Thirteen Weeks Ended    Thirty-Nine Weeks Ended
                               -----------------------  -----------------------
                               October 29, October 30,  October 29, October 30,
                                 1994        1993         1994         1993
                               ----------- -----------  ----------- -----------
Net sales:
  BJ's Wholesale Club           $558,999   $484,644    $1,609,909   $1,403,410
  HomeBase                       346,607    413,002     1,068,341    1,295,670
                                 -------    -------     ---------    ---------
                                $905,606   $897,646    $2,678,250   $2,699,080
                                 =======    =======     =========    =========

Operating income:
  BJ's Wholesale Club           $ 12,684   $  8,810    $   37,128   $   22,693
  HomeBase                        15,463      8,359        51,656       35,088
  General corporate expense       (2,210)    (1,495)       (6,189)      (6,378)
                                 -------    -------     ---------    ---------
                                  25,937     15,674        82,595       51,403
Interest on debt and capital
  leases (net)                    (3,972)    (3,057)      (11,005)      (9,067)
                                 -------    -------      --------    ---------
Income before income taxes      $ 21,965   $ 12,617     $  71,590   $   42,336
                                 =======    =======      ========    =========

Warehouses in operation - end of period:
- ---------------------------------------
BJ's Wholesale Club                    59         47
HomeBase                               79         90

                       Management's Discussion and Analysis
                 of Financial Condition and Results of Operations


Thirteen Weeks (Third Quarter) and Thirty-Nine Weeks (Nine Months) Ended October 29, 1994 versus Thirteen and Thirty-Nine Weeks Ended October 30, 1993.


Results of Operations
- ---------------------

The Company's results for the quarter and nine months ended October 29, 1994 exclude the sales and operating income or losses of 16 HomeBase warehouse stores closed or planned to be closed in connection with the Company's restructuring announced in last year's fourth quarter, when the Company recorded a $101.1 million pre-tax restructuring charge. Six of these stores have been closed in this fiscal year. Last year's third quarter results included sales of $80.6 million and a combined operating loss of $2.6 million from these 16 stores and from eight HomeBase stores located in the Midwest that were closed at the end of last year as part of the restructuring. In the first nine months of last year, these 24 stores had sales of $255.2 million and combined operating losses of $7.6 million. Last year's fourth quarter results included sales of $15.2 million and combined operating losses of $10 thousand from these stores.

As a result of the elimination of these 24 HomeBase warehouse stores included in the restructuring, HomeBase's total sales decreased 16.1% in the third quarter and 17.5% year-to-date compared to sales reported in the same periods last year. Total sales increased at BJ's 15.3% in the third quarter and 14.7% year-to-date, and Waban's consolidated net sales increased by 0.9% in the third quarter and decreased by 0.8% in the first nine months. Comparable warehouse sales decreased 1.1% at BJ's and increased 0.1% at HomeBase in this year's third quarter. This represents an improvement over this year's second quarter, when comparable warehouse sales decreased 3.6% at BJ's and 1.2% at HomeBase, and the first quarter, when comparable warehouse sales decreased 3.9% at BJ's and 3.4% at HomeBase. For the first nine months of this year, comparable warehouse sales decreased 2.9% at BJ's and 1.6% at HomeBase. Sales comparisons at both divisions continued to be affected by increased levels of competition, and sales comparisons at BJ's were also impacted by new BJ's clubs opened in the same markets as existing BJ's clubs.

Cost of sales (including buying and occupancy costs) as a percentage of sales was 85.6% in this year's third quarter versus 86.2% in the comparable period last year. For the first nine months, the cost of sales percentage was 85.4% compared to 86.1% last year. Gross selling margins increased at both divisions, particularly at HomeBase, while the proportion of sales contributed by BJ's, which is a lower margin business than HomeBase, increased.

Selling, general and administrative (SG&A) expenses, as a percentage of sales, were 11.6% in the third quarter this year compared to 12.1% in last year's third quarter. Year-to-date SG&A expenses were 11.5% this year versus 12.0% in the comparable period last year. The ratio of SG&A expenses to sales was lower this year mainly because of BJ's increased proportion of consolidated sales. This more than offset an increase in HomeBase's SG&A expenses as a percentage of sales, which was primarily due to increased store payroll to provide improved customer service.

BJ's operating income in this year's third quarter was $12.7 million versus $8.8 million in the comparable period last year, and its year-to-date operating income was $37.1 million compared to $22.7 million last year. These increases reflect improved gross margin mix, efficiencies in merchandise distribution, and effective expense control. The year-to-date comparison also benefitted from a weak first quarter performance last year.

Operating income at HomeBase in this year's third quarter was $15.5 million compared to $8.4 million in the same period last year, and year-to-date operating income was $51.7 million versus $35.1 million last year. While part of this improvement was due to the elimination of underperforming units as part of HomeBase's restructuring, the ongoing stores accounted for most of the increase in HomeBase's third quarter operating income and the majority of the increase year-to-date. Higher gross margins more than offset higher store payrolls. These results reflect HomeBase's strategic initiative to improve customer service and achieve higher gross margins through a better mix of sales, efficiencies in merchandise distribution, and selective price increases.

The components of net interest expense were as follows (in thousands):

                                      Quarter Ended        Nine Months Ended
                                   -------------------     ------------------
                                   Oct. 29,   Oct. 30,     Oct. 29,  Oct. 30,
                                     1994       1993         1994      1993
                                   --------   --------     --------  --------
Interest expense on debt             $5,352     $2,913      $13,590    $8,156
Interest and investment income       (1,815)      (492)      (3,919)   (1,030)
                                      -----      -----       ------     -----
Interest on debt (net)                3,537      2,421        9,671     7,126
Interest on capital leases              435        636        1,334     1,941
                                      -----      -----       ------     -----
Interest on debt and capital
 leases (net)                        $3,972     $3,057      $11,005    $9,067
                                      =====      =====       ======     =====

This year's increases in interest expense on debt and in interest and investment income were due primarily to the issuance of $100 million of 11% Senior Subordinated Notes in May 1994 and investment of the net proceeds of approximately $97.3 million. Interest expense on debt was net of capitalized interest of $489,000 in this year's third quarter and $1,777,000 year-to-date. Last year's capitalized interest was $656,000 and $2,242,000 in the third quarter and the first nine months, respectively.

The year-to-date provision for income taxes was 39% this year versus 38.1% last year.

Net income for the third quarter was $13.4 million, or $.38 per share, fully diluted, compared to $8.1 million, or $.24 per share, in the third quarter of last year. For the first nine months, net income was $43.7 million, or $1.24 per share, fully diluted, versus $27.1 million, or $.81 per share, in the comparable period last year. Last year's nine-month results included net income of $.9 million, or $.03 per share, associated with the adoption of changes in methods of accounting for income taxes, postretirement benefits and postemployment benefits. (See Note 5 of Notes to Consolidated Financial Statements for additional information.)

HomeBase operated 79 warehouse stores at October 29, 1994, including 10 units which are planned to close in connection with its restructuring, and whose sales and operating results are excluded from the Company's reported operating results. HomeBase operated 90 warehouse stores as of October 30, 1993. The number of BJ's clubs in operation at October 29, 1994 was 59 versus 47 one year earlier.


Liquidity and Capital Resources
- -------------------------------

Cash expended for property additions in the first nine months of the fiscal year was $81.9 million compared to $99.2 million in the same period last year. Through October 29, 1994 the Company opened three new HomeBase warehouse stores and eight new BJ's clubs, including the relocation of one club, and closed six HomeBase warehouse stores. Last year the Company opened five HomeBase stores and eight BJ's clubs, and closed one HomeBase store in the same time period.

The Company expects to open three additional BJ's clubs in the fourth quarter of this fiscal year. Capital expenditures this year are expected to be approximately $130 million, including approximately $75 million for real estate acquisition and development. The timing and amount of actual expenditures may vary from these estimates due to the complexity of the real estate development process.

In May 1994 the Company issued $100 million of 11% Senior Subordinated Notes due May 15, 2004. The proceeds (net of expenses) to the Company of approximately $97.3 million will be used primarily to fund the opening of new stores, including the acquisition of real estate and the construction of stores, and for general corporate purposes. The funds are being temporarily invested in high quality securities of less than two-year maturity issued by corporations and governmental entities.

The Company's restructuring is expected to generate a significant amount of cash flow as HomeBase warehouse stores are closed. In addition to tax benefits, cash flow will be generated principally by the sale of inventory and property in the ten stores remaining to be closed (net of accounts payable and closing costs) and from the sale of owned real estate. Completion of the initial phase of the restructuring, including the disposition of all warehouse store locations and merchandise inventories, is expected to result in $30 million to $35 million of cash inflow (including tax benefits) in addition to approximately $60 million realized to date since November 1993. The net cash outflow for long-term lease obligations (net of tax benefits) after closing these locations is estimated to be $15 million to $20 million over the remaining terms of the leases, which expire at various dates through 2012. The actual amount and timing of cash flow could vary from these estimates, depending on certain factors, principally the Company's ability to sublease or sell closed HomeBase locations on favorable terms.

As of October 29, 1994, the balance of the current portion of the restructuring reserve liability was $18.4 million and the noncurrent restructuring reserve liability was $22.8 million. Merchandise inventories were stated net of a reserve for write-down of discontinued inventories of $1.2 million, and property held for sale was stated net of a reserve for write-down of $9.9 million.

The balance of cash, cash equivalents and marketable securities was $137.3 million as of October 29, 1994. The Company also had approved lines of credit with three banks in the aggregate amount of $45 million, all of which was unused at the end of the third quarter. The Company expects that its current resources, together with anticipated cash flow from operations and proceeds from the disposition of HomeBase inventory and stores, will be sufficient to finance its operations through January 1996. However, the Company may from time to time seek to obtain additional financing and currently intends to negotiate a new bank credit facility. The Company's cash requirements may vary, based on, among other things, the rate at which it disposes of the HomeBase stores that are included in the restructuring.


Seasonality
- -----------

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

PART II.  Other Information
          -----------------


Item 6 -  Exhibits and Reports on Form 8-K
          --------------------------------

            (a)   Exhibits

                  10.13 Employment Agreement dated as of September 29, 1994 with Edward J. Weisberger.

                  10.14(a) Separation Agreement dated as of September 28, 1994 with Dale N. Garth.

                  10.18(c) Third Amendment and Waiver dated as of September 29, 1994 to Note Purchase Agreement dated as of June 15, 1991.

                  11.0 Statement regarding computation of per share earnings.


            (b) The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended October 29, 1994.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           WABAN INC.
                                           ----------
                                           (Registrant)





Date:       December 9, 1994            /S/ HERBERT J ZARKIN
       -----------------------------    -----------------------------
                                           Herbert J Zarkin
                                           President and
                                           Chief Executive Officer






Date:       December 9, 1994            /S/ EDWARD J. WEISBERGER
       -----------------------------    ------------------------------
                                           Edward J. Weisberger
                                           Senior Vice President and
                                           Chief Financial Officer