Form 10-K
period 1995-01-28
WABAN INC
filed 1995-04-28
CIK 850316

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

[x]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended January 28, 1995
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        Commission File Number 1-10259

                                  WABAN INC.
            (Exact name of registrant as specified in its charter)

                   Delaware                               33-0109661
          (State or other jurisdiction                 (I.R.S. Employer
        of incorporation or organization)             Identification No.)

                One Mercer Road
              Natick, Massachusetts                          01760
    (Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code: (508) 651-6500
         Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
Title of each class                                    on which registered
- --------------------                                   ------------------------
Common Stock, par value $.01                           New York Stock Exchange
Preferred Share Purchase Rights                        New York Stock Exchange
6-1/2% Convertible Subordinated Debentures
 due July 1, 2002                                      New York Stock Exchange

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

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

 The aggregate market value of the voting stock held by non-affiliates of the Registrant on April 1, 1995 was $645,836,000.

 There were 33,249,154 shares of the Registrant's Common Stock, $.01 par value, outstanding as of April 1, 1995.

                     Documents Incorporated by Reference

 Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 13, 1995 (Part III).

PART I

Item 1. Business
The Company operates two warehouse merchandising businesses: BJ's Wholesale Club ("BJ's") and HomeBase. BJ's introduced the warehouse club concept to New England in 1984 and is the third largest membership warehouse chain nationwide. BJ's sells a narrow assortment of brand-name food and general merchandise within a wide range of product categories. HomeBase is the second largest operator of home improvement warehouse stores in the western United States and offers a very broad assortment of home improvement and building supply products. As of January 28, 1995, the Company operated 62 BJ's warehouse clubs and 77 HomeBase warehouse stores.

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

BJ's Wholesale Club

General
BJ's Wholesale Club introduced the warehouse club concept to New England in 1984 and has since expanded in the New England and Mid-Atlantic states, as well as in southern Florida. BJ's operates 62 warehouse clubs in twelve states and has over 3.2 million members. The table below shows BJ's locations by state.

                             Number of
State                        Locations
New York                        13
Massachusetts                   11
New Jersey                       8
Maryland                         6
Virginia                         6
Pennsylvania                     5
Florida                          4
Connecticut                      3
New Hampshire                    3
Delaware                         1
Maine                            1
Rhode Island                     1
  Total                         62

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

Warehouse clubs eliminate many of the merchandise handling costs associated with traditional multiple-step distribution channels by purchasing directly from manufacturers and by storing merchandise on the sales floor rather than in central warehouses. By operating no-frills, self-service warehouse facilities, warehouse clubs have fixturing and operating costs substantially below those of traditional retailers. Two broad groups of customers, individual households and small businesses, have been attracted to the savings on brand name merchandise made possible by the high sales volumes and low operating costs achieved by warehouse clubs. The customers at warehouse clubs are generally limited to members who pay an annual fee.

The warehouse club industry has grown from sales of approximately $14 billion in 1988 to approximately $39 billion in 1994, rapidly gaining market share of both food and general merchandise sales. The Company believes that continued growth in the industry's market share will come from the addition of new clubs as well as from sales growth of existing clubs, primarily at the expense of more traditional channels of distribution. The Company's management believes the northeastern United States is underserved by the warehouse club industry, as compared to other areas of the United States where warehouse clubs account for a greater percentage of total retail sales.

Expansion
Over the last five years BJ's increased the number of its warehouse clubs from 23 to 62.

                       Warehouse       Warehouse     Warehouse       Warehouse
                         Clubs           Clubs         Clubs           Clubs
                      in Operation      Opened        Closed       in Operation
Fiscal Year           at Beginning      During        During          at End
Ended January           of Year        the Year      the Year         of Year
1991                       23              5             1               27
1992                       27              6             4               29
1993                       29             10             --              39
1994                       39             13             --              52
1995                       52             11             1               62

BJ's currently plans to open approximately 12 new warehouse clubs each year over the next several years. The Company expects that virtually all of these new warehouse clubs will be located in the Northeast. BJ's store opening strategy for 1995 (the fiscal year ending January 27, 1996) is focused on filling in existing markets, with expansion in future years planned for both existing and contiguous market areas. Although expansion within existing markets may initially affect sales at existing warehouse clubs adversely, the Company believes that this strategy increases market penetration by increasing the frequency of shopping by current members. In addition, BJ's anticipates improving operational efficiencies in distribution costs and management supervision by concentrating its warehouse clubs geographically.

Store Profile
The average size of the 62 BJ's warehouse clubs in operation at January 28, 1995 is approximately 110,000 square feet. Including space for parking, a typical BJ's warehouse club requires eight to ten acres of land. BJ's warehouse clubs are located in both free-standing locations and "strip malls." In some locations, BJ's warehouse clubs are combined with other large store retailers in shopping centers known as power centers.

Construction and site development costs for a new BJ's warehouse club average approximately $5.0 million. Land acquisition costs for a warehouse club generally range from $2.5 million to $5.5 million, but can be significantly higher in some locations. A new BJ's warehouse club entails an initial capital investment of approximately $2.0 million for fixtures and equipment. In addition to capital expenditures, each new warehouse club requires approximately $2.0 million for inventory (net of accounts payable) and pre-opening expenses.

In November 1994 the Company opened two 68,000 square foot warehouse clubs in smaller market areas in upstate New York. The Company will continue to evaluate the effectiveness of this format for less densely populated markets during 1995. Of the twelve new BJ's units planned to be opened in 1995, five or six are expected to be in the 68,000 square foot format in smaller markets.

Merchandising
BJ's merchandising strategy is to provide its members with a broad range of high quality, brand name merchandise at everyday prices consistently lower than the prices available through traditional wholesalers, discount retailers or supermarkets. BJ's limits specific items in each product line to fast selling styles, sizes and colors and, therefore, carries an average of approximately 3,500 stock-keeping units ("SKUs"). By contrast, supermarkets normally stock 18,000 to 35,000 SKUs.

In recent years, food has become an increasing percentage of BJ's sales mix and currently represents approximately 61% of sales. The remaining 39% consists of a wide variety of non-food items. Food categories at

BJ's include frozen foods, meat and dairy products, dry grocery items, fresh produce, canned goods, and household paper products and cleaning supplies. BJ's offers fresh meat and bakery departments in nearly all its clubs. General merchandise includes office supplies, office equipment, televisions, stereos, small appliances, auto accessories, tires, jewelry, housewares and apparel.

BJ's continually strives to add new products, services and membership benefits to attract new members and to generate incremental sales from existing members. In recent years, for example, BJ's has introduced fresh meat and bakery departments, cellular phones, greeting cards, optical centers, lottery ticket counters, an auto buying service and a travel service. BJ's works closely with manufacturers to develop packaging and sizes which are best suited to selling through the warehouse club format in order to minimize handling costs and to provide increased value to its members.

To ensure that its merchandise selection is closely attuned to the tastes of its members, BJ's employs regional buyers, each of whom is responsible for tailoring the product selection in individual warehouse clubs to the regional and ethnic tastes of the local market.

Membership
Paid membership is an integral part of the warehouse club concept. In addition to providing a source of revenue which permits the Company to offer low prices, membership also reinforces customer loyalty and acts as a screening device, allowing BJ's to concentrate on serving high volume repeat customers. BJ's internal demographic studies indicate that its customers are more likely to be home owners and tend to have incomes, ages and family sizes which are above the average for its trading areas. BJ's has two primary types of members: business members and Inner Circle (household) members. At January 28, 1995, the Company had over 3.2 million members (including supplemental cardholders).

BJ's charges an annual membership fee for individuals and qualified businesses of $30 for the primary membership card and provides one free supplemental card to each primary member. Additional supplemental cards for business members cost $15 each. BJ's membership policy is less restrictive than certain of its competitors, who require individual members to belong to certain qualifying groups. The Company believes that its more liberal membership policy is beneficial in helping it to expand awareness of the warehouse club concept and has attracted incremental sales without adversely affecting its costs.

BJ's permits members to pay for their purchases by cash, check, Discover card, or a BJ's credit card, which is provided by a major financial institution on a non-recourse basis. BJ's does not accept other national credit cards because of their high fee structure.

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

BJ's policy is generally to limit advertising and promotional expenses to new warehouse club openings and to utilize print and electronic media advertising sparingly. The Company uses limited vendor-funded television and radio advertising during the holiday season. These policies result in very low marketing expenses as compared to typical discount retailers and supermarkets.

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

BJ's routes a significant percentage of its non-food merchandise as well as an increasing percentage of food purchases through consolidation/deconsolidation facilities which break down truckload quantity shipments from manufacturers and re-allocate these goods for shipment, generally on a same-day basis, to individual warehouse clubs. This permits BJ's to negotiate better volume discounts and reduces freight expense by combining full truckload merchandise shipments from different vendors to individual warehouse clubs. In addition, by receiving and processing merchandise at a central point, BJ's reduces the number of trucks received at each warehouse club and related receiving costs. BJ's believes that its strategy of opening additional warehouse clubs within existing markets will permit it to realize further efficiencies from its existing consolidation/deconsolidation facilities.

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

Management Information Systems
Over the past several years, BJ's has made a significant investment in enhancing the efficiency with which it handles purchases and captures sales information. BJ's was the first warehouse club to introduce scanning devices which work in conjunction with its electronic point of sale (EPOS) terminals. Sales data from the EPOS terminals is continually transmitted to a minicomputer in the warehouse club and transmitted daily to a mainframe computer which provides detailed sales information to the Company's management and merchants. BJ's utilizes a sophisticated merchandise replenishment algorithm to suggest quantities to be re-ordered, which are then monitored daily by BJ's buying staff. BJ's fully integrated MIS system also maintains detailed purchasing data on individual members, permitting BJ's merchants and store managers to track changes in members' buying behavior.

Competition
BJ's competes with a wide range of national, regional and local retailers and wholesalers selling food or general merchandise in its markets, including supermarkets, general merchandise chains, specialty chains and other warehouse clubs, several of which have significantly greater financial and marketing resources than the Company. Major competitors that operate warehouse clubs include Price-Costco Inc. and Sam's Clubs (a division of Wal-Mart Stores, Inc.).

A large number of competitive membership warehouse clubs have opened in the Northeast within the last three years. Fifty-six of BJ's 62 warehouse clubs have at least one competitive membership warehouse club in their trading areas at an average distance of approximately 6 miles. The influx of competitors' units (as well as the addition of new BJ's warehouse clubs) over the past three years has had an adverse effect on BJ's comparable stores' sales. While the Company expects additional competition to continue, it expects the pace of competitive openings will be lower than it has been in the past, in part due to the recent industry consolidation.

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

HomeBase

General
HomeBase opened its first warehouse store in California in October 1983 and as of January 28, 1995, operated 77 warehouse stores in 10 states (including 4 stores identified for closing as part of HomeBase's restructuring. See "Strategic Initiatives and Restructuring"). HomeBase's warehouse stores are located in the western United States. The table below shows HomeBase's locations by state as of January 28, 1995.

                Number of
State           Locations
California        47
Washington         9
Colorado           5
Arizona            4
Oregon             3
Nevada             2
New Mexico         2
Texas              2
Utah               2
Idaho              1
  Total           77

Industry Overview
Warehouse-format home centers typically provide lower prices than traditional channels of home improvement and building supply product distribution. The warehouse format also generally offers a very broad assortment of home improvement products, combined with a high level of service from knowledgeable, well trained warehouse staff. These factors are communicated to customers through ongoing, aggressive advertising.

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

The Company believes that demographic and lifestyle factors such as the aging of baby boomers, the increase in home-centered activities and the aging housing stock will create growing demand for home improvement products and services. The Company believes that the overall market for home improvement products was approximately $125 billion in 1994. The market for home improvement products is fragmented, with the ten largest home improvement retailers representing approximately 27% of sales in 1994.

Over the last ten years, warehouse-format home center retailers have gained significant market share in the United States by offering lower prices, greater product selection and more in-stock merchandise than traditional home center, hardware and lumber yard operators. In addition, warehouse stores have been able to take advantage of economies created by large sales volumes.

Strategic Initiatives and Restructuring
Last year HomeBase introduced a series of strategic initiatives designed to strengthen its market position in the western United States and improve its profitability. These initiatives included (i) a significant increase in the level of customer service offered at HomeBase stores, through an increase in the number of salespeople, including hiring experienced tradespeople and others with specialized product knowledge in home improvement fields, and enhanced sales and service training for both new and existing store employees, (ii) improvement in gross margin through buying efficiencies created by centralization of the merchandise replenishment function, improved distribution of merchandise to reduce freight costs, and selective price increases, and (iii) an aggressive marketing program to communicate to customers the benefits of shopping at HomeBase and its improved levels of customer service. In the third quarter of 1993 a new management team, led by a senior executive from BJ's, was installed at HomeBase to implement these strategic initiatives.

In connection with a restructuring plan, which the Company's Board of Directors approved on November 15, 1993, the Company recorded a pre-tax restructuring charge of $101.1 million in the fourth quarter of 1993 primarily to cover expenses related to the repositioning of HomeBase. The restructuring has enabled HomeBase to focus its management efforts and financial resources on strengthening its competitive position in the western United States. This charge reflects (i) the closing of all eight of the Company's stores in midwestern markets (Chicago and Toledo), which were outside HomeBase's primary market area,
(ii) the planned closing of 12 additional stores, 8 of which were closed by January 28, 1995, and (iii) liquidating certain discontinued merchandise. The Company is actively seeking to sell, assign or sublease 7 closed stores, as well as the other 4 stores identified for closing, which were still in operation at January 28, 1995.

Expansion
HomeBase is currently the largest or second largest home improvement operator in most of the metropolitan markets which it serves. HomeBase's current expansion strategy is oriented towards reinforcing its position in these existing markets and expanding selectively to contiguous markets.

The following table shows the number of HomeBase stores opened and closed during the last five years:

                       Warehouse       Warehouse     Warehouse       Warehouse
                         Stores         Stores        Stores          Stores
                      in Operation      Opened        Closed       in Operation
Fiscal Year           at Beginning      During        During          at End
Ended January           of Year        the Year      the Year         of Year
1991                       58              8             --              66
1992                       66              7             --              73
1993                       73             13             --              86
1994                       86              5             9               82
1995                       82              3             8               77

HomeBase plans to open approximately four warehouse stores (including the relocation of one store) in 1995, which will be located in existing market areas. Sixteen stores have been closed in the last two years in connection with HomeBase's restructuring. An additional four stores in operation as of January 28, 1995 are expected to be closed.

Store Profile
The average size of the 77 HomeBase warehouse stores in operation at January 28, 1995 was 102,000 square feet. Most HomeBase warehouse stores also utilize additional outside selling space for nursery and garden centers. HomeBase's warehouse stores are located in both free-standing locations and "strip malls." In some locations, HomeBase warehouse stores are combined with membership warehouse clubs or other large store retailers in shopping centers known as power centers.

Including space for parking, a typical HomeBase warehouse store requires six to ten acres of land. Construction and site development costs for a new HomeBase warehouse store average $5.0 million. Land acquisition costs for a new warehouse store generally range from $2.0 million to $6.0 million. A new HomeBase warehouse store entails an initial capital investment of approximately $1.5 million for fixtures and equipment. In addition to capital expenditures, each new warehouse store requires an investment of approximately $2.5 million for inventory (net of accounts payable) and pre-opening expenses.

Merchandising
HomeBase's large product offering provides a broad selection of brand name merchandise to both DIY customers and professional contractors. HomeBase's merchandise selection is broad enough to allow a customer to purchase virtually every item needed to build an entire home. The Company believes that its 28,000 SKU selection is broader than the selection offered by traditional home center competitors.

By making use of the operating efficiencies of the warehouse format to maximize productivity, HomeBase believes it is able to provide substantial savings over other channels of home improvement and building supply product distribution. In order to achieve greater operational efficiencies, HomeBase has recently centralized its merchandise replenishment operations and improved its logistics of distribution to reduce freight costs. By centralizing its replenishment activities, the Company believes it has been able to improve the manner in which it acquires products. In addition, this program permits the Company to redeploy store personnel, which increases customer service.

Merchandise sold by HomeBase includes lumber, building materials, plumbing supplies and fixtures, electrical materials and fixtures, hand and power tools, hardware, paints, garden supplies, nursery items, home decorative items and related seasonal and household merchandise. HomeBase's brand name orientation allows customers to compare HomeBase's prices to the same items offered by competitors. In selected categories, HomeBase supplements these brand name offerings with high quality private label products at lower prices.

Marketing and Advertising
HomeBase addresses its primary target customers through a mix of newspaper, direct mail, radio and television advertising. The primary advertising medium is newspaper advertisements, including both freestanding inserts and run-of-press-ads. Television and radio advertising are used to reinforce HomeBase's image of providing superior customer service and offering a broad assortment of merchandise at everyday low prices. Additionally, the Company participates in or hosts a variety of home shows, customer hospitality events and contractor product shows. HomeBase solicits vendor participation in many of its advertising programs.

Warehouse Operations
HomeBase is committed to providing superior service to every customer. Carefully selected home improvement specialists, many of whom have extensive experience in their respective fields, are available throughout the store to assist DIY customers and professional contractors. HomeBase's project design centers and kitchen design centers feature computer assisted design tools where customers can work with design coordinators to conceptualize and plan virtually any home improvement project.

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

A series of programs has been designed by HomeBase to specifically address the needs of contractors. A majority of HomeBase warehouse stores have Contractor Desks, with staff dedicated to handling contractors' special needs, including the ability to receive faxed orders and pre-assemble them for pick-up, and quickly obtaining special items and sizes. HomeBase will also deliver bulk purchases to job sites for a nominal fee. HomeBase warehouse stores offer extended hours, opening early in the morning to serve professional contractors.

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

Most of HomeBase's merchandise is purchased from manufacturers for shipment either directly to the selling warehouse store or to consolidation/deconsolidation facilities where large shipments are broken down and separated for transfer to individual warehouse stores, generally on a same-day basis. By operating no-frills warehouse facilities, HomeBase's fixturing and operating costs are kept substantially below those of traditional home improvement retailers.

HomeBase offers its own private label credit card to customers under a non-recourse program operated by a major financial institution and also accepts MasterCard, Visa, Discover and American Express.

Management Information Systems
HomeBase uses a fully integrated management information system to monitor sales, track inventory and provide rapid feedback on the performance of its business. Each HomeBase warehouse store operates point-of-sale- terminals which capture information on each item sold via UPC scanning. Minicomputers at each warehouse store process and consolidate this information during the selling day and transmit it each night to HomeBase's information center via satellite. From this information, the data center produces daily reports that are used to support merchandising, inventory replenishment and promotional decisions.

HomeBase's satellite television network broadcasts several times each week to all of HomeBase's warehouse stores. Broadcasts include training sessions, vendor product demonstrations and interactive discussions with HomeBase's management.

HomeBase introduced scanning to the home improvement industry and is a leader in implementing electronic data interchange ("EDI"). EDI permits both HomeBase and its vendors to save money and reduce errors by electronically transmitting purchase order information. HomeBase now uses EDI with over 1,000 vendors and plans to continue to expand its use of this technology.

Competition
HomeBase competes with a wide range of businesses engaged in the wholesale or retail sale of home improvement and building supply merchandise, including home centers, hardware stores, lumber yards and discount stores. The Company believes the major competitive factors in the markets in which HomeBase competes are customer service, price, product selection, location and name recognition. The Company believes that its improving level of customer service, the value offered by HomeBase's low prices and the one-stop shopping available through its full range of home improvement products give it an advantage over many of its traditional home center competitors. The major competitor in HomeBase's market areas that also uses the warehouse merchandising format is The Home Depot, Inc., which has significantly greater financial and marketing resources than the Company. Approximately 87% of HomeBase's warehouse stores currently have at least one warehouse home improvement retailer in their trading areas at an average distance of approximately 3 miles. Approximately 75% of HomeBase's warehouse stores currently compete with Home Depot units. HomeBase also competes with a number of smaller regional operators such as Orchard Supply Hardware Stores Corp., Contractor's Warehouse (a division of Grossman's Inc.) and Eagle Hardware & Garden, Inc.

Employees
As of January 28, 1995, the Company had approximately 18,000 employees, of whom approximately 2,700 were part-time employees. Approximately 1,250 employees were corporate and divisional management and office support employees; the balance were warehouse personnel.

None of the Company's employees is represented by unions. The Company considers its relations with its employees to be excellent.

Item 2. Properties
The Company operated 139 warehouse locations as of January 28, 1995, of which 105 are leased under long-term leases and 26 are owned. The Company owns the buildings at the remaining eight locations, which are subject to long-term ground leases.

The unexpired terms of warehouse location leases range from 4.8 years to 38.9 years, and average approximately 14.3 years. The Company has options to renew all but one of its leases for periods that range from approximately 5 to 50 years and average approximately 18.5 years. These leases require fixed monthly rental payments which are subject to various adjustments. In addition, certain leases require payment of a percentage of the warehouse's gross sales in excess of certain amounts. Most leases require that the Company pay all property taxes, insurance, utilities and other operating costs.

The Company's principal executive offices in Natick, Massachusetts, which include the home office of its BJ's division, occupy approximately 125,000 square feet under a lease expiring January 31, 1999, with an option to extend this lease through January 31, 2001. The Company also maintains a home office for its HomeBase division in Irvine, California, occupying approximately 164,000 square feet under a lease expiring July 24, 2004, with options to extend this lease through July 24, 2019.

See Note D of Notes to the Consolidated Financial Statements included elsewhere in this report for additional information with respect to the Company's leases.

Certain of the Company's locations are financed through long-term secured financings. See Note C of Notes to the Consolidated Financial Statements for additional information with respect to such financings.

Listings of BJ's and HomeBase locations within each state are shown on pages 1 and 5, respectively.

Item 3. Legal Proceedings
The Company is involved in various legal proceedings incident to the character of its business, some of which involve substantial claims. Although it is not possible to predict the outcome of these proceedings, or any claims against the Company related thereto, the Company believes that such proceedings will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended January 28, 1995.

Item 4A. Executive Officers of the Registrant
The following persons are the executive officers of the Company as of the date hereof:

                                          Office and Employment
Name                    Age               During Last Five Years
Sumner L. Feldberg       70     Chairman of the Board of the Company since
                                February 1989; Chairman of the Board of
                                The TJX Companies, Inc. ("TJX") since
                                1989.
Herbert J. Zarkin        56     President, Chief Executive Officer and
                                Director of the Company since May 1993;
                                Executive Vice President of the Company
                                (1989-1993); President of BJ's Wholesale
                                Club Division (1990-1993).
John J. Nugent           48     Executive Vice President of the Company
                                and President of BJ's Wholesale Club since
                                September 1993; Senior Vice President of
                                BJ's Wholesale Club (1991-1993); Director
                                of Sales Operations of BJ's Wholesale Club
                                (1989-1993).
Allan P. Sherman         50     Executive Vice President of the Company
                                since May 1993 and President of HomeBase
                                since September 1993; President of BJ's
                                Wholesale Club (May 1993 to September
                                1993); Senior Vice President and General
                                Merchandise Manager--Non-Food of BJ's
                                Wholesale Club (August 1991 to May 1993);
                                Vice President and General Merchandise
                                Manager--Non-Food of BJ's Wholesale Club
                                (February 1991 to August 1991); President
                                of My House, a division of Jamesway
                                (1989-1991).
Sarah M. Gallivan        52     Employed by the Company since October 1989
                                and elected Vice President, General
                                Counsel and Secretary of the Company in
                                December 1989.
Edward J. Weisberger     53     Senior Vice President, Treasurer and Chief
                                Financial Officer since September 1994;
                                Vice President--Finance of the Company
                                (April 1989 to September 1994).

All officers hold office until the next annual meeting of the Board of Directors in 1995 and until their successors are elected and qualified.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters The common stock of the Company is listed on the New York Stock Exchange (symbol WBN). The quarterly high and low stock prices for the fiscal years ended January 28, 1995 and January 29, 1994 were:

          Fiscal Year Ended    Fiscal Year Ended
           January 28, 1995    January 29, 1994
Quarter     High      Low       High      Low
First       20-1/8    14-1/8    17        11-3/4
Second      19        14-1/2    15-1/8    12
Third       20        16-3/4    16        12
Fourth      19-3/4    14-7/8    15-1/4    12-1/4

The approximate number of stockholders of record at February 25, 1995 was 4,500. The Company has not paid any dividends. For restrictions on the payment of dividends, see Note C of Notes to the Consolidated Financial Statements.

Item 6. Selected Financial Data

                                                           Fiscal Year Ended
                            Jan. 28, 1995    Jan. 29, 1994   Jan. 30, 1993   Jan. 25, 1992    Jan. 26, 1991
                                                              (53 weeks)
                                             (Dollars in Thousands Except Per Share Data)
Income Statement Data:
Net sales                     $ 3,650,281      $ 3,589,341     $ 3,357,794     $ 2,783,585      $ 2,409,726
Cost of sales, including
  buying and occupancy
  costs                         3,110,787        3,086,670       2,881,334       2,399,765        2,076,372
Selling, general and
  administrative expenses         418,404          423,026         401,905         322,705          288,377
Restructuring charge                   --          101,133              --              --               --
Cost of closing BJ's
  warehouse clubs in
  Chicago                              --               --              --           5,500               --
Discontinuation of
  HomeClub name and
  membership program                   --               --              --           3,400            8,800
Interest on debt and
  capital leases (net)             14,898           12,489           6,280           3,292            5,491
Income (loss) before
  income taxes and
  cumulative effect of
  accounting principle
  changes                         106,192          (33,977)         68,275          48,923           30,686
Provision (benefit) for
  income taxes                     41,202          (15,290)         24,033          18,914           12,274
Income (loss) before
  cumulative effect of
  accounting principle
  changes                          64,990          (18,687)         44,242          30,009           18,412
Cumulative effect of
  accounting principle
  changes                              --              905              --              --               --
Net income (loss)             $    64,990      $   (17,782)    $    44,242     $    30,009      $    18,412
Income (loss) per common
  share:
 Primary earnings per
  share:
   Income (loss) before
    cumulative effect of
    accounting principle
    changes                   $      1.95      $     (0.56)    $      1.33     $      1.01      $      0.64
   Cumulative effect of
    accounting principle
    changes                            --             0.02              --              --               --
 Net income (loss)            $      1.95      $     (0.54)    $      1.33     $      1.01      $      0.64
 Fully diluted earnings
  per share:
  Income (loss) before
  cumulative effect of
  accounting principle
    changes                   $      1.83      $     (0.56)    $      1.31     $      1.01      $      0.64
  Cumulative effect of
   accounting principle
   changes                             --             0.02              --              --               --
 Net income (loss)            $      1.83      $     (0.54)    $      1.31     $      1.01      $      0.64
Number of common shares
  for earnings per share
  computations:
   Primary                     33,405,014       33,082,362      33,191,497      29,807,255       28,597,817
   Fully diluted               37,792,893       33,082,362      35,706,763      29,810,348       28,689,256
Balance Sheet Data:
Working capital               $   291,767      $   203,809     $   285,797     $   268,559      $   154,344
Total assets                    1,241,931        1,072,994       1,007,014         786,405          579,784
Long-term debt and
  obligations under
  capital leases                  258,763          174,054         192,630          86,774           29,199
Stockholders' equity              488,089          420,492         436,610         388,645          284,185
Warehouses open at end
  of year:
BJ's Wholesale Club                    62               52              39              29               27
HomeBase                               77               82              86              73               66

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's fiscal year ends on the last Saturday in January. The fiscal years ended January 28, 1995 ("1994" or "fiscal 1994") and January 29, 1994 ("1993" or
"fiscal 1993") each included 52 weeks. The fiscal year ended January 30, 1993 ("1992" or "fiscal 1992") included 53 weeks.

Results of Operations
The following table presents selected income statement and segment data for the last three fiscal years:

                                                  Fiscal Year Ended
                           January 28, 1995       January 29, 1994        January 30, 1993
                                                                             (53 weeks)
                                      % of                    % of                    % of
                            $       Net Sales      $        Net Sales      $       Net Sales
                                   (Dollars in Millions Except Per Share Amounts)
Income Statement
  Data:
Net sales                $3,650.3       100.0%  $3,589.3        100.0%  $3,357.8       100.0%
Cost of sales,
  including
  buying and occupancy
  costs                   3,110.8        85.2    3,086.7         86.0    2,881.3        85.8
Selling, general and
 administrative
 expenses                   418.4        11.5      423.0         11.8      401.9        12.0
Restructuring charge           --          --      101.1          2.8         --          --
Interest on debt and
 capital
 leases (net)                14.9          .4       12.5           .3        6.3          .2
Income (loss) before
  income taxes and
  cumulative effect
  of accounting
  principle changes         106.2         2.9      (34.0)         (.9)      68.3         2.0
Provision (benefit)
  for income taxes           41.2         1.1      (15.3)         (.4)      24.1          .7
Income (loss) before
  cumulative effect
  of accounting principle
  changes                    65.0         1.8      (18.7)         (.5)      44.2         1.3
Cumulative effect of
  accounting
  principle changes            --          --         .9           --         --          --
Net income (loss)        $   65.0         1.8%  $  (17.8)         (.5)% $   44.2         1.3%
Fully diluted net
  income
 (loss) per common
  share                  $   1.83               $  (0.54)               $   1.31
Selected Segment
  Data:
BJ's Wholesale Club:
 Net sales               $2,293.1       100.0%  $2,003.4        100.0%  $1,786.9       100.0%
 Operating income        $   68.8         3.0%  $   45.2          2.3%  $   35.4         2.0%
HomeBase:
 Net sales               $1,357.2       100.0%  $1,586.0        100.0 % $1,570.9       100.0%
 Operating income
  (loss)                 $   60.7         4.5%  $  (55.8)        (3.5)% $   47.2         3.0%

The Company's results for the fiscal year ended January 28, 1995 excluded sales and operating income or losses of 16 HomeBase warehouse stores that were closed or were planned to be closed in connection with the Company's restructuring announced in the fourth quarter of 1993, when the Company recorded a $101.1 million pre-tax restructuring charge. Results for 1993 excluded sales and operating income or losses from October 31, 1993 to January 29, 1994 for the eight midwestern HomeBase warehouse stores that closed in that quarter, and from November 28, 1993 to January 29, 1994 for the other 16 HomeBase warehouse stores planned to be closed. Sales from all 24 warehouse stores have been removed from comparable store sales.

Sales
Total sales of the Company increased by 1.7% from 1993 to 1994 and by 6.9% from 1992 (which contained 53 weeks) to 1993. The increases in both years were due to the opening of new warehouse stores. Reported sales in 1993 included $270 million for the 24 HomeBase warehouse stores included in the restructuring reserve and excluded from 1994's results. Excluding these sales from 1993's results, total sales for the Company increased by 10.0% from 1993 to 1994. Comparable store sales decreases on a same-week basis for the last two fiscal years were as follows:

                             1994 vs.     1993 vs.
                               1993         1992
BJ's Wholesale Club           (2.5)%       (9.9)%
HomeBase                      (1.1)%       (1.5)%
Total                         (1.9)%       (6.4)%

Comparable store sales at BJ's in both 1994 and 1993 were affected by increased competition and by the opening of new BJ's clubs in the same markets as existing BJ's clubs. Comparable store sales in 1993 were also impacted by the effects of price deflation. Comparable store sales results improved at BJ's over the course of 1994, ranging from a decrease of 3.9% in the first quarter to a decrease of 0.2% in the fourth quarter.

HomeBase's comparable store sales were also affected by increased competition in 1994 and 1993, as well as weak economic conditions in California, where HomeBase has its largest concentration of stores. Comparable store sales performance also improved at HomeBase over the course of 1994, ranging from a decrease of 3.4% in the first quarter to an increase of 1.3% in the fourth quarter.

Cost of Sales
Cost of sales (including buying and occupancy costs) as a percentage of sales was 85.2% in 1994, compared with 86.0% in 1993 and 85.8% in 1992. Although BJ's, a lower margin business than HomeBase, contributed an increasing proportion of sales throughout the period from 1992 to 1994, the cost of sales percentage increased by only .2% in 1993 and decreased by .8% in 1994. Gross selling margins increased at both divisions in 1994, especially at HomeBase. Gross selling margins in 1993 were also higher than the previous year at both divisions, with BJ's recording the greater improvement.

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses as a percentage of sales were 11.5% in 1994 versus 11.8% in 1993 and 12.0% in 1992. The ratio of SG&A expenses to sales was lower than the previous year in both 1994 and 1993 primarily because of BJ's increased proportion of consolidated sales. SG&A expenses as a percentage of sales are lower at BJ's than at HomeBase, which offers a higher level of customer service. This more than offset an increase in HomeBase's SG&A expenses as a percentage of sales in 1994, which was due primarily to increased store payroll to provide improved customer service.

Restructuring
The Company's $101.1 million pre-tax restructuring charge in 1993 related primarily to store closings and the write-down of discontinued inventory at HomeBase. The charge, which was recorded in the fourth quarter of 1993, anticipated the closing of 24 HomeBase warehouse stores. As of January 28, 1995, sixteen of these stores have been closed. Four additional stores are expected to close in the future, which will bring the revised number of HomeBase stores closed in connection with the restructuring to twenty. Four stores that were originally included in the restructuring are not being closed, due to their improved performance. Of the sixteen stores that have been closed, the Company is still obligated under leases for six stores and is attempting to sell one other store that it owns.

The reduction in the number of stores to be closed from 24 to 20 will result in lower store closing costs, employee termination costs and losses from the disposal of owned property than originally estimated. However, the portion of the restructuring charge related to HomeBase's net obligations for leased properties after their closing dates is expected to be higher than originally estimated. These changes are expected to offset each other, so the original amount of the restructuring charge of $101.1 million (pre-tax) has not been amended. The cost of liquidating HomeBase's discontinued inventory was in line with the original estimate. Results of the four stores in the restructuring reserve which are still operating will be included in the sales and operating results of all HomeBase stores after January 28, 1995 until they begin closing. The effect on comparable store sales and operating income of including these results is not expected to be material.

The balance remaining in the restructuring reserves at January 28, 1995 totalled $40.0 million. Approximately $29 million was reserved for lease obligations (net of sublease income), $8 million for store closing costs and $3 million (which is netted against property held for sale) for losses on the disposal of owned property. This reserve is based on a number of estimates, and actual future costs could vary from these estimates, principally the Company's ability to sublease, assign or sell closed HomeBase locations on anticipated terms.

Operating Income
BJ's operating income in 1994 was $68.8 million versus $45.2 million in 1993 and $35.4 million in 1992. Operating income in 1993 included a pre-tax charge of $2.2 million related to the relocation of BJ's Syracuse, NY club. Operating income in 1992 included a $1.1 million pre-tax gain from the disposal of real estate properties. BJ's improvement in operating income over the three-year period reflects a shift in the mix of sales from high-ticket, lower margin categories, such as consumer electronics and office equipment, to higher margin categories, efficiencies in merchandise distribution and effective expense control.


HomeBase recorded operating income of $60.7 million in 1994 compared with an operating loss of $55.8 million in 1993 and operating income of $47.2 million in 1992. HomeBase's operating loss in 1993 included a pre-tax restructuring charge of $98.5 million and operating losses of $7.6 million for the 24 stores in the restructuring reserve. Excluding these items for purposes of comparison, 1994's operating income of $60.7 million is approximately 21% higher than 1993's $50.3 million. This improvement was due to higher gross margins which more than offset higher store payrolls, reflecting HomeBase's strategic initiative to improve customer service and achieve higher gross margins through a better mix of sales, efficiencies in merchandise distribution and selective price increases. Operating income in 1993 (excluding the restructuring charge) was lower than 1992's operating income by approximately 9%, mainly because of increased payroll and occupancy costs.

Interest
The components of net interest expense in the last three years were as follows (in millions):

                                                             Fiscal Year Ended
                                               Jan. 28, 1995   Jan. 29, 1994   Jan. 30, 1993
Interest expense on debt                      $19.1                $11.4           $  8.4
Interest and investment income                 (6.0)                (1.5)            (4.7)
Interest on debt (net)                         13.1                  9.9              3.7
Interest on capital leases                      1.8                  2.6              2.6
Interest on debt and capital leases (net)     $14.9                $12.5           $  6.3

The increases in interest expense on debt and in interest and investment income from 1993 to 1994 were due primarily to the issuance of $100 million of 11% Senior Subordinated Notes in May 1994 and the investment of the net proceeds of $97.3 million. Interest expense on debt in 1993 was higher than the previous year mainly because 1992's expense included only a partial year's interest on the borrowing of $108.6 million of 6.5% Convertible Subordinated Debentures through a public offering in July 1992. The proceeds of this borrowing were subsequently invested in the expansion of the Company's businesses. For additional information, see "Liquidity and Capital Resources" below.

Income Taxes
The Company's income tax provision was 38.8% of pre-tax income in 1994 compared to an income tax benefit of 45.0% in 1993 and a provision of 35.2% in 1992. During the Company's third quarter of 1993, the statutory federal income tax rate for corporations was raised from 34% to 35%, retroactive to January 1, 1993, and the Targeted Jobs Tax Credit was restored retroactive to July 1, 1992. The net effect of the tax law changes on the Company's provision (benefit) for income taxes, which was recorded in the third quarter of 1993, was not material. The Company's provision for income taxes in 1993 included 38.2% of pre-tax income before the restructuring charge and a 40.5% tax benefit from the restructuring charge. The tax rate in 1992 was favorably impacted by a benefit resulting from the difference in the book and tax bases of real estate which was sold. See Note F of Notes to the Consolidated Financial Statements for additional information.

Accounting Changes
In the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other

Than Pensions," and SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of these accounting principle changes increased (decreased) after-tax income by the following amounts (in millions):

SFAS No. 109, "Accounting for Income Taxes"                                           $1.6
SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than
 Pensions," net of tax benefit                                                         (.2)
SFAS No. 112, "Employers' Accounting for Postemployment Benefits," net of tax
 benefit                                                                               (.5)
                                                                                      $ .9

Net Income
Net income for 1994 was $65.0 million, or $1.83 per share, fully diluted, compared to a net loss of $17.8 million, or $.54 per share, in 1993 and net income of $44.2 million, or $1.31 per share, in 1992.

Results for 1993 included the following transactions (in millions):

                                                                Income (Expense)
                                                            Pre-Tax      Post-Tax
Restructuring charge                                         $(101.1)         $(60.2)
Cost of relocating BJ's Syracuse, NY club                       (2.2)           (1.3)
Operating losses of 24 stores that were subsequently
 included in the restructuring reserve                          (7.6)           (4.5)
Cumulative effect of accounting changes (net)                   --                .9
                                                             $(110.9)         $(65.1)

Excluding the items in the preceding table, net income for 1993 was $47.3 million, or $1.37 per share, fully diluted. Compared to this adjusted result, net income for 1994 increased approximately 37% and fully diluted earnings per share increased approximately 34%.

Net income in 1993, adjusted for the restructuring charge, the cost of relocating BJ's Syracuse club and the cumulative effect of accounting changes, was $42.8 million, or $1.25 per share, fully diluted. Net income in 1992, adjusted for a post-tax gain of $2.3 million from the disposal of real estate properties at BJ's, was $41.9 million, or $1.25 per share.

Liquidity and Capital Resources
Net cash provided by operating activities in 1994 was $123.1 million versus $91.0 million in 1993. Excluding cash flow generated by the Company's restructuring, net cash provided by operating activities was $95.6 million in 1994 and $75.8 million in 1993.

Cash expended for property additions in 1994 was $111.7 million versus $132.0 million in 1993. The Company opened three new HomeBase warehouse stores and eleven new BJ's clubs, including the relocation of one club in 1994. In the previous fiscal year, the Company opened a total of 18 new stores. Eleven of the new stores opened in 1994 were owned versus ten in 1993. During 1994 the Company also remodeled 11 HomeBase warehouse stores.

The Company expects to open approximately 12 additional BJ's clubs and four additional HomeBase warehouse stores (including the relocation of one store) in 1995. Approximately twelve additional HomeBase stores are expected to be remodeled. Capital expenditures are planned to be approximately $165 million in 1995, including an estimated $85 million for new store real estate. The timing and amount of actual openings and expenditures could vary from these estimates due to the complexity of the real estate development process.

The Company's restructuring has generated approximately $64 million of cash flow to date, of which approximately $48 million was realized in 1994. In addition to tax benefits, cash has been provided by the sale of inventory and property of closed stores (net of accounts payable and closing costs) and from the liquidation of HomeBase's discontinued inventory. Cash flow from the disposition of the remaining warehouse locations, excluding long-term lease obligations, is expected to be approximately $10 million to $15 million (including tax benefits). The net cash outflow for long-term lease obligations (net of tax benefits) after closing all locations is also expected to approximate $10 million to $15 million over the remaining terms of the leases, which expire at various dates through 2011. In some cases, the Company has made lump sum cash payments to settle lease obligations and may settle other future lease obligations in the same manner when the Company believes it is economically advantageous to do so. The actual amounts of remaining cash flow could vary from the estimates above, depending on certain factors, principally the Company's ability to sublease or sell closed HomeBase locations on anticipated terms.

In May 1994 the Company issued $100 million of 11% Senior Subordinated Notes due May 15, 2004. The proceeds (net of expenses) to the Company of approximately $97.3 million will be used primarily to fund the opening of new stores, including the acquisition of real estate and the construction of stores, and for general corporate purposes. The funds have been temporarily invested in high quality securities of less than two-year maturity issued by corporations and governmental entities.

On April 7, 1995 the Company entered into an agreement with a group of banks which provides a $150 million line of credit through March 30, 1998. The agreement includes a $20 million sub-facility for standby letters of credit. In addition to a fee of $75,000 upon signing the agreement, the Company is required to pay an annual facility fee of $300,000 (subject to adjustment based upon the Company's fixed charge coverage ratio). Borrowings can be made at prime rate, at LIBOR plus a surcharge (currently 0.45%) that depends on fixed charge coverage, or on a competitive bid basis. The agreement also contains covenants which, among other things, include minimum fixed charge coverage and net worth requirements and a maximum funded debt to capital limitation. The payment of cash dividends on common stock is limited to not more than 25% of the Company's consolidated net income for the immediately preceding fiscal year. There are no compensating balance requirements under the agreement.

The Company's cash, cash equivalents and marketable securities totalled $129.0 million as of January 28, 1995. The Company expects that its current resources, together with anticipated cash flow from operations, will be sufficient to finance its operations into fiscal 1996. However, the Company may from time to time seek to obtain additional financing. The Company's cash requirements may vary, based on, among other things, the rate at which it disposes of the HomeBase stores that are included in the restructuring.

Seasonality
BJ's sales and operating income have been strongest in the Christmas holiday season and lowest in the first quarter of each fiscal year. HomeBase's sales and earnings are typically lower in the first and fourth quarters than they are in the second and third quarters, which correspond to the most active season for home construction.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                    Page
Consolidated Statements of Income for the fiscal years ended January 28, 1995, January 29, 1994
  and January 30, 1993                                                                               17
Consolidated Balance Sheets as of January 28, 1995 and January 29, 1994                              18
Consolidated  Statements of Cash Flows for the fiscal years
  ended January 28, 1995, January 29, 1994 and January 30, 1993                                      19
Consolidated Statements of Stockholders' Equity for the fiscal years ended January 28, 1995,
  January 29, 1994 and January 30, 1993                                                              20
Notes to Consolidated Financial Statements                                                           21
Selected Quarterly Financial Data                                                                    31
Report of Independent Accountants                                                                    32
Report of Management                                                                                 32
Schedules:
II Valuation and Qualifying Accounts                                                                 33
Consent and Report of Independent Accountants                                                        34


WABAN INC.
                      CONSOLIDATED STATEMENTS OF INCOME

                                                                        Fiscal Year Ended
                                                           January 28,      January 29,     January 30,
                                                               1995            1994            1993
                                                                                            (53 weeks)
                                                             (In Thousands Except Per Share Amounts)
Net sales                                                    $3,650,281      $3,589,341      $3,357,794
Cost of sales, including buying and
 occupancy costs                                              3,110,787       3,086,670       2,881,334
Selling, general and administrative expenses                    418,404         423,026         401,905
Restructuring charge                                             --             101,133          --
Interest on debt and capital leases (net)                        14,898          12,489           6,280
Total expenses                                                3,544,089       3,623,318       3,289,519
Income (loss) before income taxes and cumulative
 effect of accounting principle changes                         106,192         (33,977)         68,275
Provision (benefit) for income taxes                             41,202         (15,290)         24,033
Income (loss) before cumulative effect of accounting
 principle changes                                               64,990         (18,687)         44,242
Cumulative effect of accounting principle changes                    --             905          --
Net income (loss)                                            $   64,990      $  (17,782)     $   44,242
Income (loss) per common share:
 Primary earnings per share:
  Income (loss) before cumulative effect of
   accounting principle changes                              $     1.95      $    (0.56)     $     1.33
  Cumulative effect of accounting principle changes                  --            0.02          --
 Net income (loss)                                           $     1.95      $    (0.54)     $     1.33
 Fully diluted earnings per share:
  Income (loss) before cumulative effect of
   accounting principle changes                              $     1.83      $    (0.56)     $     1.31
  Cumulative effect of accounting principle changes                  --            0.02          --
 Net income (loss)                                           $     1.83      $    (0.54)     $     1.31
Number of common shares for earnings per share
  computations:
 Primary                                                         33,405          33,082          33,191
 Fully diluted                                                   37,793          33,082          35,707

   The accompanying notes are an integral part of the financial statements.

WABAN INC.
                         CONSOLIDATED BALANCE SHEETS

                                                                        January 28,     January 29,
                                                                           1995             1994
                                                                           (Dollars in Thousands)
ASSETS
Current assets:
 Cash and cash equivalents                                               $   65,040        $   19,877
 Marketable securities                                                       63,933            --
 Accounts receivable                                                         51,875            62,447
 Merchandise inventories                                                    512,619           505,188
 Current deferred income taxes                                               34,460            36,996
 Prepaid expenses                                                             8,992             9,662
  Total current assets                                                      736,919           634,170
Property at cost:
 Land and buildings                                                         289,781           222,522
 Leasehold costs and improvements                                            72,874            59,844
 Furniture, fixtures and equipment                                          237,373           195,740
                                                                            600,028           478,106
 Less accumulated depreciation and amortization                             130,245            96,623
                                                                            469,783           381,483
Property under capital leases                                                17,129            18,452
 Less accumulated amortization                                                7,150             6,924
                                                                              9,979            11,528
Property held for sale (net)                                                 12,251            30,247
Deferred income taxes                                                        --                 4,967
Other assets                                                                 12,999            10,599
  Total assets                                                           $1,241,931        $1,072,994
LIABILITIES
Current liabilities:
 Current installments of long-term debt                                  $   12,763        $   13,814
 Accounts payable                                                           249,842           253,232
 Restructuring reserve                                                       14,079            29,444
 Accrued expenses and other current liabilities                             164,945           129,637
 Accrued federal and state income taxes                                       2,536             2,970
 Obligations under capital leases due within one year                           987             1,264
  Total current liabilities                                                 445,152           430,361
Real estate debt                                                              1,752             4,075
General corporate debt                                                       36,000            48,000
Senior subordinated debt                                                    100,000            --
Convertible subordinated debt                                               108,600           108,600
Obligations under capital leases, less portion due within one year           12,411            13,379
Noncurrent restructuring reserve                                             22,900            28,642
Other noncurrent liabilities                                                 22,617            19,445
Deferred income taxes                                                         4,410            --
STOCKHOLDERS' EQUITY
Common stock, par value $.01, authorized 190,000,000 shares,
 issued and outstanding 33,186,418 and 33,086,295 shares                        332               331
Additional paid-in capital                                                  325,565           322,915
Unrealized holding losses                                                       (44)           --
Retained earnings                                                           162,236            97,246
  Total stockholders' equity                                                488,089           420,492
  Total liabilities and stockholders' equity                             $1,241,931        $1,072,994

   The accompanying notes are an integral part of the financial statements.

WABAN INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Fiscal Year Ended
                                                   January 28,    January 29,   January 30,
                                                       1995          1994          1993
                                                                                (53 weeks)
                                                                  (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                   $  64,990      $ (17,782)   $   44,242
 Adjustments to reconcile net income to net
  cash provided by  operating activities:
  Restructuring charge                                   --           101,133         --
  Depreciation and amortization of property             40,425         37,039        29,823
  (Gain) loss on property disposals                      2,016            790          (706)
  Amortization of premium on marketable
  securities                                               388              9         2,280
  Other non-cash items (net)                             1,963          3,102         1,536
  Deferred income taxes                                 11,942        (41,518)       (1,825)
  Increase (decrease) in cash due to changes in:
   Accounts receivable                                  10,572        (21,042)      (11,580)
   Merchandise inventories                              (7,431)        10,048      (128,705)
   Prepaid expenses                                        670         (1,121)       (3,558)
   Other assets (net)                                     (318)        (1,042)       (1,160)
   Accounts payable                                     (3,390)        14,215        45,280
   Restructuring reserves                              (25,769)       (15,850)        --
   Accrued expenses                                     24,320         20,411        18,611
   Accrued income taxes                                   (434)          (953)         (487)
   Other noncurrent liabilities                          3,172          3,589         1,705
 Net cash provided by (used in) operating
  activities                                           123,116         91,028        (4,544)
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of marketable securities                    (120,944)         --         (135,274)
 Sale of marketable securities                          37,303         11,839       127,990
 Maturity of marketable securities                      19,082          5,066        58,610
 Property additions                                   (111,704)      (131,974)     (164,928)
 Property disposals                                     16,140         14,839         2,658
 Net cash used in investing activities                (160,123)      (100,230)     (110,944)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings of long-term debt, net of issuance
  costs of $2,747 in  FYE 1/95 and $2,569 in FYE
  1/93                                                  97,253          --          106,031
 Repayment of long-term debt                           (15,374)        (2,222)       (2,051)
 Repayment of capital lease obligations                 (1,227)        (5,024)       (1,020)
 Proceeds from sale and issuance of common
  stock                                                  1,518            681         1,815
 Net cash provided by (used in) financing
  activities                                            82,170         (6,565)      104,775
  Net increase (decrease) in cash and cash
  equivalents                                           45,163        (15,767)      (10,713)
  Cash and cash equivalents at beginning of
  year                                                  19,877         35,644        46,357
  Cash and cash equivalents at end of year          $   65,040     $   19,877    $   35,644
Supplemental cash flow information:
 Interest paid                                      $   18,280     $   13,682    $   10,226
 Income taxes paid                                      29,723         25,099        26,345
Noncash financing and investing activities:
 Capital lease obligations                               --               329           786

   The accompanying notes are an integral part of the financial statements.

WABAN INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     (In Thousands Except Per Share Amounts)
                                 Common        Additional   Unrealized                   Total
                                  Stock         Paid-In       Holding     Retained   Stockholders'
                             Par Value $.01     Capital       Losses      Earnings      Equity
Balance, January 25, 1992     $327               $317,532       $ --     $ 70,786        $388,645
 Net income                    --                      --         --       44,242          44,242
 Sale and issuance of
  common stock                   3                  3,720         --           --           3,723
Balance, January 30, 1993      330                321,252         --      115,028         436,610
 Net loss                       --                     --         --      (17,782)        (17,782)
 Sale and issuance of
  common stock                   1                  1,663         --           --           1,664
Balance, January 29, 1994      331                322,915         --       97,246         420,492
 Net income                     --                     --         --       64,990          64,990
 Unrealized holding losses      --                     --        (44)          --             (44)
 Sale and issuance of
  common stock                   1                  2,650         --           --           2,651
Balance, January 28, 1995     $332               $325,565       $(44)    $162,236        $488,089

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

Fiscal Year
The Company's fiscal year ends on the last Saturday in January. The fiscal years ended January 28, 1995 ("1994" or "fiscal 1994") and January 29, 1994 ("1993" or
"fiscal 1993") each included 52 weeks. The fiscal year ended January 30, 1993 ("1992" or "fiscal 1992") included 53 weeks.

Cash Equivalents and Marketable Securities
The Company considers highly liquid investments with a maturity of three months or less at time of purchase to be cash equivalents. Investments with maturities exceeding three months are classified as marketable securities.
See Notes K and L for further information.

Merchandise Inventories
Inventories are stated at the lower of cost, determined under the average cost method, or market. The Company recognizes the write-down of slow-moving or obsolete inventory in cost of sales when such write-downs are probable and estimable. At January 29, 1994, merchandise inventories were stated net of a reserve of $9,653,000, established in connection with the Company's restructuring. The balance in this reserve was zero as of January 28, 1995.

Property and Equipment
Buildings, furniture, fixtures and equipment are depreciated by use of the straight-line method over the estimated useful lives of the assets. Leasehold costs and improvements are amortized by use of the straight-line method over the lease term or their estimated useful life, whichever is shorter.

Preopening Costs
Preopening costs consist of direct incremental costs of opening a facility and are charged to operations within the fiscal year that a new warehouse store or club opens.

Membership Fees
Membership fees are included in revenue when received, but not before a warehouse club opens.

Interest on Debt and Capital Leases
Interest on debt and capital leases in the Statement of Income is presented net of interest income and investment income of $5,979,000 in 1994, $1,507,000 in 1993 and $4,743,000 in 1992.

Capitalized Interest
The Company capitalizes interest related to the development of owned facilities. Interest in the amount of $2,134,000, $2,773,000 and $2,441,000 was capitalized in 1994, 1993 and 1992, respectively.

Net Income Per Common Share
Primary and fully diluted net income per common share are based on the weighted average number of common and common equivalent shares and other dilutive securities outstanding in each year.

A. Cumulative Effect of Accounting Principle Changes
Effective January 31, 1993 (the first day of fiscal 1993), the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of these accounting principle changes increased (decreased) after-tax income by the following amounts (in thousands):

SFAS No. 109, "Accounting for Income Taxes"                                                       $1,616
SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," net
  of tax benefit of $138                                                                            (210)
SFAS No. 112, "Employers' Accounting for Postemployment Benefits," net of tax benefit of
  $328                                                                                              (501)
                                                                                                  $  905

B. Restructuring Reserve
In the fourth quarter of 1993 the Company recorded a pre-tax restructuring charge of $101.1 million ($60.2 million post-tax) primarily related to repositioning its HomeBase division, which included:

1) closing all eight HomeBase warehouses in the midwestern markets of Chicago and Toledo;

2) closing or relocating an additional 16 HomeBase warehouses which had limited potential for long-term profitability. This group of warehouses consisted mostly of older units which did not have desirable locations or were not suitable for the current HomeBase prototype;

3) liquidating discontinued merchandise; and

4) related administrative expenses.

As of January 28, 1995, sixteen HomeBase stores have been closed in connection with the restructuring, including the entire midwestern market. Four additional stores are expected to close in the future, which will bring the number of HomeBase stores closed in connection with the restructuring to twenty. Four stores that were originally included in the restructuring are not being closed, due to their improved performance. The discontinued merchandise has been liquidated.

The amount of the original restructuring charge has not been amended. The Company believes that the balance remaining in the reserve is appropriate to cover future liabilities related to stores which have been closed, but have not been subleased or sold, and the four additional stores that are expected to be closed.

In addition to the restructuring reserves included in current and noncurrent liabilities in the balance sheets, property held for sale was stated net of a reserve for write-down of $2,974,000 at January 28, 1995 and $17,479,000 at January 29, 1994. Merchandise inventories were stated net of a reserve of $9,653,000 at January 29, 1994.

C. Debt
At January 28, 1995 and January 29, 1994, long-term debt, exclusive of current installments, consisted of the following:

                                                            January 28,     January 29,
                                                               1995             1994
                                                                   (In Thousands)
Real estate debt, interest at 8.25% to 9.25%, maturing
 through March 1, 2003                                         $  1,752          $  4,075
General Corporate Debt:
 Senior notes, interest at 9.58%,
  maturing May 31, 1995 through
  May 31, 1998                                                 $ 36,000          $ 48,000
Senior Subordinated Debt:
 Senior subordinated notes, interest at 11%,
  maturing May 15, 2004                                        $100,000          $    --
Convertible Subordinated Debt:
 Convertible debentures, interest at 6.5%,
  maturing July 1, 2002                                        $108,600          $108,600

The aggregate maturities of long-term debt outstanding at January 28, 1995 were as follows:

                                   Real        General         Senior        Convertible
                                  Estate      Corporate     Subordinated     Subordinated
Fiscal Years Ending January        Debt         Debt            Debt             Debt           Total
                                                              (In Thousands)
1997                               $  828       $12,000         $     --         $     --        $ 12,828
1998                                  474        12,000               --               --          12,474
1999                                   72        12,000               --               --          12,072
2000                                   79            --               --               --              79
Later years                           299            --          100,000          108,600         208,899
Total                              $1,752       $36,000         $100,000         $108,600        $246,352

As of January 28, 1995, real estate debt was collateralized by land and buildings with a net book value of $17,397,000.

In May 1994, the Company issued $100 million of 11% senior subordinated notes due May 15, 2004. The Company's 9.58% unsecured senior notes are payable in five annual installments of $12 million each, which began May 31, 1994. The 6.5% convertible subordinated debentures are convertible into the Company's common stock at a conversion price of $24.75 per share.

The Company's senior note, senior subordinated debt and bank credit agreements contain covenants which, among other things, include minimum working capital, net worth and fixed charge coverage requirements and a maximum funded debt to capital limitation. Under the most restrictive requirement, cash dividends are limited to not more than 25% of the Company's consolidated net income for the immediately preceding fiscal year.

At January 28, 1995, the Company had letter of credit facilities of approximately $37.0 million primarily to support the purchase of inventories, of which approximately $23.0 million were outstanding.

On April 7, 1995 the Company entered into an agreement with a group of banks which provides a $150 million line of credit through March 30, 1998. The agreement includes a $20 million sub-facility for standby letters of credit. In addition to a fee of $75,000 upon signing the agreement, the Company is required to pay an annual facility fee of $300,000 (subject to adjustment based upon the Company's fixed charge coverage ratio). Borrowings can be made at prime rate, at LIBOR plus a surcharge (currently 0.45%) that depends on fixed charge coverage, or on a competitive bid basis. There are no compensating balance requirements under this agreement.

D. Commitments and Contingencies
The Company is obligated under long-term leases for the rental of real estate and fixtures and equipment, some of which are classified as capital leases pursuant to SFAS No. 13. In addition, the Company is generally required to pay insurance, real estate taxes and other operating expenses and, in some cases, additional rentals based on a percentage of sales or increases in the Consumer Price Index. The real estate leases range up to 45 years and have varying renewal options. The fixture and equipment leases range up to 7 years.

Future minimum lease payments as of January 28, 1995 were:

                                                          Capital       Operating
Fiscal Years Ending January                               Leases         Leases
                                                               (In Thousands)
1996                                                      $ 2,614       $   99,533
1997                                                        2,181          101,789
1998                                                        1,831          104,335
1999                                                        1,859          103,949
2000                                                        1,882          102,760
Later years                                                19,371        1,069,791
Total minimum lease payments                               29,738       $1,582,157
Less amount representing interest                          16,340
Present value of net minimum capital lease payments       $13,398

Rental expense under operating leases (including contingent rentals which were not material) amounted to $87,366,000, $90,699,000 and $81,006,000 in 1994, 1993
and 1992, respectively. These amounts exclude rent of $12.5 million and $3.6 million charged to the restructuring reserve in 1994 and 1993, respectively.

The table of future minimum lease payments above includes lease commitments for six HomeBase stores which have closed in connection with HomeBase's restructuring as of January 28, 1995, but which were not subleased or assigned at that date. As of January 28, 1995, the Company was also contingently liable on one HomeBase warehouse store lease that was assigned to a third party; the Company believes that this contingent liability will not have a material effect on the Company's financial condition.

The Company is involved in various legal proceedings incident to the character of its business, some of which involve substantial claims. Although it is not possible to predict the outcome of these proceedings, or any claims against the Company related thereto, the Company believes that such proceedings will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

E. Capital Stock, Stock Options and Stock Purchase Plans
Under its Stock Incentive Plan, the Company has granted certain key employees options, which expire five to ten years from the grant date, to purchase common stock at prices equal to 100% of market price on the grant date. Options outstanding are exercisable over various periods generally starting one year after the grant date. At January 28, 1995, 676,220 shares were exercisable under the Stock Incentive Plan.

Option activity during the past three years was as follows:

                                                              Number of
                                          Option Prices        Options
Fiscal Year Ended January 30, 1993:
 Options granted                         $18.75-$25.625        590,550
 Options exercised                       $ 6.25-$15.875       (113,520)
 Cancellations                           $ 6.25-$25.625        (61,259)
 Outstanding at January 30, 1993         $ 6.25-$25.625      1,615,281
Fiscal Year Ended January 29, 1994:
 Options granted                         $12.625-$13.375       908,131
 Options exercised                       $   6.25-$9.125       (78,165)
 Cancellations                           $ 8.125-$25.625      (942,346)
 Outstanding at January 29, 1994         $  6.25-$25.625     1,502,901
Fiscal Year Ended January 28, 1995:
 Options granted                         $ 16.625-$19.25     1,427,200
 Options exercised                       $  6.25-$15.875      (119,873)
 Cancellations                           $  6.25-$25.625      (267,499)
 Outstanding at January 28, 1995         $  6.25-$25.625     2,542,729

The Company has also issued, at no cost, restricted stock awards to certain key employees under its Stock Incentive Plan. The restrictions on the transferability of those shares tied to Company performance lapse over periods that range up to eight years; for other awards, restrictions on the sale of shares lapse over periods that range up to four years. The market price of restricted stock issued is charged to income ratably over the period during which the restrictions lapse. In 1994, 1993 and 1992 the Company issued 5,500, 237,250 and 160,250 restricted shares, respectively; 24,500, 229,145 and 2,125 restricted shares were returned to the Company and cancelled in 1994, 1993 and 1992, respectively.

As of January 28, 1995 and January 29, 1994, respectively, 309,309 and 1,450,010 shares were reserved for future stock awards under the Company's Stock Incentive Plan.

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

F. Income Taxes
Effective January 31, 1993 (the first day of fiscal 1993), the Company adopted SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 changed the Company's method of accounting for income taxes from the income statement approach prescribed by Accounting Principles Board Opinion No. 11 to an assets and liabilities approach. The cumulative effect of this accounting change was to increase net income by $1,616,000 in 1993 (See Note A). As permitted by SFAS No. 109, prior years' financial statements were not restated.

During the third quarter of 1993, the statutory federal income tax rate for corporations was raised from 34% to 35%, retroactive to January 1, 1993, and the Targeted Jobs Tax Credit was restored retroactive to July 1, 1992. The net effect of the tax law changes on the Company's provision (benefit) for income taxes, which was recorded in the third quarter of 1993, was not material.

The provision (benefit) for income taxes on income (loss) before the cumulative effect of accounting changes includes the following:

                                                  Fiscal Year Ended
                                       January 28,   January 29,    January 30,
                                          1995           1994          1993
                                                    (In Thousands)
Federal
 Current                                   $23,979      $ 18,450       $ 20,523
 Deferred                                    8,957       (29,555)        (1,442)
State
 Current                                     5,887         3,665          5,335
 Deferred                                    2,379        (7,850)          (383)
Total income tax provision
  (benefit)                                $41,202      $(15,290)      $ 24,033

The following is a reconciliation of the statutory federal income tax rates and the effective income tax rates on income (loss) before the cumulative effect of accounting principle changes:

                                                  Fiscal Year Ended
                                       January 28,   January 29,    January 30,
                                           1995          1994          1993
Statutory federal income tax rates              35%          (35)%          34%
State income taxes, net of federal
  tax benefit                                    5            (8)            5
Benefit from sale of real estate                --           --             (2)
Targeted jobs tax credit                        (1)           (3)           (1)
Other                                           --             1            (1)
Effective income tax rates                      39%          (45)%          35%

Significant components of the Company's deferred tax assets and liabilities as of January 28, 1995 and January 29, 1994 are as follows:


                                         January 28,     January 29,
                                            1995             1994
                                                (In Thousands)
Deferred tax assets:
 Self-insurance reserves                     $20,061           $14,032
 Rental step liabilities                       7,625             7,116
 Restructuring reserves                       16,181            32,993
 Capital leases                                1,385             1,261
 Compensation and benefits                     5,370             4,664
 Other                                         5,456             4,175
  Total deferred tax assets                   56,078            64,241
Deferred tax liabilities:
 Accelerated depreciation-property            25,608            21,805
 Other                                           420               473
  Total deferred tax  liabilities             26,028            22,278
Net deferred tax assets                      $30,050           $41,963

The Company has not established a valuation allowance because its deferred tax assets can be realized by offsetting taxable income mainly in the carryback period, and also against deferred tax liabilities and future taxable income, which management believes will more likely than not be earned, based on the Company's historical earnings record.

For 1992, the deferred tax provision was computed in accordance with Accounting Principles Opinion No.11 and represents the effects of timing differences between financial and income tax reporting. The following is a summary of the major items comprising federal and state deferred income tax expense in that year:

                                          Fiscal Year Ended
                                             January 30,
                                                 1993
                                            (In Thousands)
Accelerated depreciation                         $ 1,746
Insurance liabilities                             (4,368)
Discontinuation of HomeClub name and
  membership program                               1,702
Rental step adjustments                             (564)
Other                                               (341)
Total                                            $(1,825)

G. Pensions The Company has a non-contributory defined benefit retirement plan covering full-time employees who have attained twenty-one years of age and have completed one year of service. Benefits are based on compensation earned in each year of service. During 1992, the Board of Directors voted that no benefits would accrue under this plan after July 4, 1992. No gain or loss resulted from the curtailment of this plan. In December 1993, the Company terminated its unfunded defined benefit plan which provided additional retirement benefits for certain key employees. The net income effect of the termination and settlement of this plan was not material. The Company also has a non-contributory retirement plan covering directors who are not employees or officers of the Company.

Net periodic pension cost under the Company's plans, presented in accordance with SFAS No. 87, includes the following components (in thousands):

                                                              Fiscal Year Ended
                                                   January 28,   January 29,   January 30,
                                                      1995           1994          1993
Service cost                                           $ 209         $ 451        $  722
Interest cost on projected benefit obligation            435           592           656
Actual return on assets                                  (73)         (380)         (157)
Net amortization and deferrals                          (264)           21           (81)
Net pension cost                                       $ 307         $ 684        $1,140

The following table sets forth the funded status of the Company's defined benefit pension plan for full-time employees as of January 28, 1995 and January 29, 1994 (amounts related to the Directors' plan are immaterial) in accordance with SFAS No. 87 (in thousands):

                                                                   January 28, 1995     January 29, 1994
Actuarial present value of accumulated benefit obligation:
 Vested benefits                                                         $4,622               $ 4,790
 Nonvested benefits                                                         474                   940
                                                                         $5,096               $ 5,730
Projected benefit obligation                                             $5,096               $ 5,730
Plan assets at fair market value                                          5,106                 4,880
Projected benefit obligation in excess of (less than) plan
  assets                                                                    (10)                  850
Prior service cost reduction not yet recognized                              17                    34
Unrecognized net loss from past experience different from
 that assumed and effects of changes in assumptions                        (891)               (1,431)
Minimum liability adjustment                                                 --                 1,397
Accrued (prepaid) pension cost included in balance sheets                $ (884)              $   850

The weighted average discount rates used in determining the actuarial present value of the projected benefit obligation were 8.0% and 7.5%, respectively, in 1994 and 1993. The expected long-term rate of return on assets used was 9.0% and 9.5%, respectively, in 1994 and 1993. The Company's funding policy is to contribute annually an amount allowable for federal income tax purposes. Pension plan assets consist primarily of equity and fixed income securities.

Effective on July 4, 1992, the Company's 401(k) Savings Plans were amended so that participating employees may make pre-tax contributions up to 15% of covered compensation. The Company matches employee contributions at 100% of the first one percent of covered compensation and 50% of the next four percent, payable at the end of the year. Before the amendment became effective, participating employees could make pre-tax contributions up to 10% of covered compensation, and the Company matched contributions of the first five percent of covered compensation at rates ranging from 25% to 50%. The Company's expense under these plans was $3,561,000 in 1994, $3,277,000 in 1993 and $2,216,000 in 1992.

In 1994, the Company established a non-contributory defined contribution retirement plan for certain key employees. Under the plan, the Company funds annual retirement contributions for the designated participants, on an after-tax basis. For 1994, the Company's contribution equalled 5% of the participants' base salary. Participants become fully vested in their contribution accounts at the end of the fiscal year in which they complete four years of service. The Company's expense under this plan was $875,000 in 1994.

H. Postretirement Medical Benefits
The Company sponsors a defined benefit postretirement medical plan that covers employees and their spouses who retire after age 55 with at least 10 years of service, who are not eligible for Medicare, and who participated in a Company-sponsored medical plan. Amounts contributed by retired employees under this plan are based on years of service prior to retirement. The plan is not funded.

SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," requires employers to recognize postretirement benefits over the periods during which employees render services rather than at the time benefits are paid. SFAS No. 106 was implemented by the Company by recognizing the transition obligation of $348,000 in the first quarter of 1993.

Net periodic postretirement medical benefit cost for the fiscal years ended January 28, 1995 and January 29, 1994, presented in accordance with SFAS No. 106, includes the following components:

                                                         Fiscal Year Ended
                                                       January 28, January 29,
                                                         1995          1994
                                                           (In Thousands)
Service cost                                              $128          $100
Interest cost                                               42            38
Net periodic postretirement benefit cost                  $170          $138

The following table sets forth the status of the Company's postretirement medical plan and the amount recognized in the Company's balance sheets at January 28, 1995 and January 29, 1994 in accordance with SFAS No. 106:

                                                       January 28, January 29,
                                                         1995          1994
                                                           (In Thousands)
Accumulated postretirement benefit obligation:
 Retired participants                                     $ --          $ --
 Fully eligible active participants                         37            11
 Other active participants                                 387           424
Unfunded accumulated postretirement benefit
  obligation                                               424           435
Unrecognized net gain                                      232            51
Accrued postretirement benefit cost included in
  balance  sheet                                          $656          $486

For measurement purposes as of January 29, 1994, an annual rate of increase in the per capita cost of medical coverage of 10% in 1994 grading down to 5% after 10 years was assumed. Increasing the assumed health care cost trend rate one percentage point would increase the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1994 by $33,000 and would increase the accumulated postretirement benefit obligation as of January 28, 1995 by $76,000.

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.0% as of January 28, 1995 and 7.5% as of January 29, 1994.

I. Accrued Expenses and Other Current Liabilities
The major components of accrued expenses and other current liabilities are as follows:

                                               January 28,     January 29,
                                                  1995             1994
                                                      (In Thousands)
Employee compensation                             $ 25,783         $  18,995
Self-insurance reserves                             49,756            34,472
Fixed asset additions                               23,674            12,443
Sales and use taxes, rent, utilities,
  advertising and other                             65,732            63,727
                                                  $164,945          $129,637

The Company's reported expense and reserves for insurance are derived from estimated ultimate cost based upon individual claim file reserves. The Company maintains insurance coverage for individual occurrences above $250,000 for worker's compensation and general liability, and above $200,000 for group medical claims.

J. Selected Information by Major Business Segment

                                                            Fiscal Year Ended
                                             January 28,      January 29,      January 30,
                                                 1995             1994             1993
                                                                                (53 weeks)
                                                             (In Thousands)
Net sales:
 BJ's Wholesale Club                            $2,293,091      $2,003,385         $1,786,916
 HomeBase                                        1,357,190       1,585,956          1,570,878
                                                $3,650,281      $3,589,341         $3,357,794
Operating income (loss):
 BJ's Wholesale Club                            $   68,804      $   45,216         $   35,366
 HomeBase (net of $98,533 restructuring
  charge in FYE 1/94)                               60,706         (55,805)            47,170
 General corporate expense (including
  $2,600  restructuring charge in FYE
  1/94)                                             (8,420)        (10,899)            (7,981)
                                                   121,090         (21,488)            74,555
Interest on debt and capital leases
  (net)                                            (14,898)        (12,489)            (6,280)
Income (loss) before income taxes and
  cumulative effect of accounting
  principle changes                             $  106,192      $  (33,977)        $   68,275
Identifiable assets:
 BJ's Wholesale Club                            $  579,423      $  501,230         $  364,154
 HomeBase                                          533,535         551,887            590,344
 Corporate (cash, cash equivalents and
   marketable securities)                          128,973          19,877             52,516
                                                $1,241,931      $1,072,994         $1,007,014
Depreciation and amortization:
 BJ's Wholesale Club                            $   22,529      $   16,825         $   11,362
 HomeBase                                           17,896          20,214             18,461
                                                $   40,425      $   37,039         $   29,823
Capital expenditures:
 BJ's Wholesale Club                            $   71,017      $   95,170         $   89,765
 HomeBase                                           51,918          37,974             76,083
                                                $  122,935      $  133,144         $  165,848

K. Investments in Marketable Securities
The Company classifies all of its investments in marketable securities as available-for-sale securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Marketable securities at January 28, 1995 included the following:

                                                             Gross              Gross
                                         Amortized        Unrealized         Unrealized       Aggregate
                                         Cost Basis      Holding Gains     Holding Losses    Fair Value
                                                                  (In Thousands)
Debt securities issued by states or
  their political subdivisions               $54,017        $35              $(108)           $53,944
Corporate debt securities                      9,989        --                 --               9,989
                                             $64,006        $35              $(108)           $63,933

The contractual maturities of marketable securities at January 28, 1995 were as follows:

                          Amortized       Aggregate
                         Cost Basis       Fair Value
                                (In Thousands)
Less than one year           $47,421           $47,384
1-5 years                     16,585            16,549
                             $64,006           $63,933

Proceeds and gross realized losses on the sale of marketable securities for the year ended January 28, 1995 were $37.3 million and $165,000, respectively. The specific identification method is used as the basis for computing realized gains or losses on the sale of marketable securities. The increase in unrealized holding losses (net of taxes) for the year was $44,000.

L. Disclosures about Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents
The carrying amount approximates fair value because of the short maturity of these instruments.

Marketable Securities
The fair value of the Company's marketable securities is based on quoted values provided by an independent pricing service utilized by broker dealers and mutual fund companies.

Real Estate Debt and General Corporate Debt
The fair value of the Company's real estate debt and general corporate debt is estimated based on the current rates for similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Subordinated Debt
The fair value of the Company's subordinated debt is based on quoted market prices.

The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                        January 28, 1995             January 29, 1994
                                     Carrying        Fair         Carrying         Fair
                                      Amount         Value         Amount         Value
Cash and cash equivalents            $  65,040      $ 65,040      $  19,877       $  19,877
Marketable securities                   63,933        63,933          --              --
Real estate debt                        (2,515)       (2,611)        (5,889)         (6,287)
General corporate debt                 (48,000)      (48,422)       (60,000)        (65,085)
Senior subordinated debt              (100,000)      (97,500)         --              --
Convertible subordinated debt         (108,600)      (97,740)      (108,600)       (102,627)

M. Selected Quarterly Financial Data (Unaudited)

                                                 First         Second         Third             Fourth
                                                Quarter        Quarter       Quarter            Quarter
                                                       (In Thousands Except Per Share Amounts)
Fiscal year ended January 28, 1995
 Net sales                                       $820,840      $951,804      $905,606           $972,031
 Gross earnings (a)                               117,105       143,448       130,718            148,223
 Net income                                         9,129        21,142        13,399             21,320
  Per common share, fully diluted                     .27           .59           .38                .59
Fiscal year ended January 29, 1994
 Net sales                                       $834,225      $967,209      $897,646           $890,261
 Gross earnings (a)                               113,379       137,438       124,169            127,685
 Income (loss) before cumulative
  effect of accounting principle changes            4,425        13,704         8,087            (44,903)(b)
  Per common share, fully diluted                     .13           .39           .24              (1.36)(b)
 Net income                                         5,330        13,704         8,087            (44,903)(b)
  Per common share, fully diluted                     .16           .39           .24              (1.36)(b)

(a) Gross earnings equals net sales less cost of sales, including buying and occupancy costs.

(b) Includes a post-tax restructuring charge of $60.2 million and a $1.3 million post-tax charge for relocating one BJ's Wholesale Club warehouse. Excluding these items, fully diluted earnings per share would have been $.47.

N. Relationship with The TJX Companies, Inc. ("TJX")
The Company was formed in 1989, when Zayre Corp. (now TJX), as part of its restructuring, combined its BJ's Wholesale Club and HomeBase divisions to form Waban Inc. In connection with the spin-off from TJX (the "Spin-Off"), the Company and TJX entered into a Distribution Agreement and a Services Agreement.

The Distribution Agreement provides for, among other things, (i) the division between the Company and TJX of certain liabilities, and (ii) certain other agreements governing the relationship between the Company and TJX following the Spin-Off. Under the Distribution Agreement, TJX assumed certain liabilities relating to the Company's business for the period prior to the Spin-Off. In general, the Company assumed responsibility for all post-Spin-Off liabilities relating to its business. TJX retained liability for insured claims arising before the Spin-Off and in 1999 will receive from (or pay to) the Company the amount by which TJX's costs at the end of this 10-year period exceed (or are less than) the reserve amount agreed to.

Pursuant to the Services Agreement, TJX provided certain services, primarily data processing, for which the Company paid TJX $7,616,000, $6,483,000 and $5,547,000 in 1994, 1993 and 1992, respectively. The Company has elected to continue to purchase data processing and certain other services through 1997.

Coopers & Lybrand                                  Coopers & Lybrand L.L.P
                                                   a professional services firm

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of Waban Inc.:

We have audited the accompanying consolidated balance sheets of Waban Inc. and subsidiaries as of January 28, 1995 and January 29, 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waban Inc. and subsidiaries as of January 28, 1995 and January 29, 1994 and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 1995 in conformity with generally accepted accounting principles.

As discussed in Notes A, F and H to the Consolidated Financial Statements, the Company changed its methods of accounting for postretirement benefits other than pensions, for postemployment benefits and for income taxes in the fiscal year ended January 29, 1994.

                                          [Signature of Coopers & Lybrand L.L.P]
Boston, Massachusetts
February 27, 1995, except as to the
information in the last paragraph in
Note C, for which the date is
April 7, 1995.

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

The Audit Committee, which is comprised of members of the Board of Directors who are neither officers nor employees, meets periodically with management, the internal auditors and the independent public accountants to review matters relating to the Company's financial reporting, the adequacy of internal accounting control and the scope and results of audit work. The internal auditors and the independent public accountants have free access to the Committee.

The financial statements have been audited by Coopers & Lybrand, whose opinion as to their fair presentation in accordance with generally accepted accounting principles appears above.

[Signature of Herbert J. Zarkin]
Herbert J. Zarkin
President and
Chief Executive Officer

[Signature of Edward J. Weisberger]
Edward J. Weisberger
Senior Vice President and
Chief Financial Officer

February 27, 1995

                                   WABAN INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

        For the Fiscal Years Ended January 28, 1995 and January 29, 1994

                             (Dollars In Thousands)

                                                     Column C
        Column A             Column B                Additions                Column D        Column E
                                               (1)             (2)
                                                            Charged to
                            Balance at     Charged to         Other                          Balance at
                             Beginning      Costs and       Accounts--      Deductions--       End of
       Description           of Period      Expenses       Describe (c)       Describe         Period
Year ended January 28,
  1995:
Reserve for write-down
  of discontinued
  inventories                   $ 9,653       $     --       $    --          $ 9,653(a)       $    --
Reserve for write-down
  of property held for
  sale                           17,479             --        (4,662)           9,843(a)         2,974
Restructuring reserve            29,444             --         1,955           17,320(b)        14,079
Noncurrent restructuring
  reserve                        28,642             --         2,707            8,449           22,900
                                $85,218       $     --       $    --          $45,265          $39,953
Year ended January 29,
  1994:
Reserve for write-down
  of discontinued
  inventories                   $    --       $  9,766       $    --          $   113(a)       $ 9,653
Reserve for write-down
  of property held for
  sale                               --         17,431            --             (48)(a)        17,479
Restructuring reserve                --         45,294            --           15,850(b)        29,444
Noncurrent restructuring
  reserve                            --         28,642            --               --           28,642
                                $    --       $101,133       $    --          $15,915          $85,218

(a) Net loss on sale or disposal of discontinued inventory and property held for sale in connection with the Company's restructuring.

(b) Other costs and expenses incurred in connection with the Company's restructuring, mainly operating losses, closing costs and settlement of lease obligations in HomeBase warehouse stores closed or to be closed.

(c) Reclassification of components of restructuring reserve.

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the Registration Statements of Waban Inc. on Form S-8 (File Nos. 33-29473 and 33-40155) of our reports dated February 27, 1995, except as to the information in the last paragraph in Note C, for which the date is April 7, 1995, on our audits of the consolidated financial statements and financial statement schedules of Waban Inc. as of January 28, 1995 and January 29, 1994, and for the three years ended January 28, 1995, January 29, 1994 and January 30, 1993, which reports are included in this Annual Report on Form 10-K.
                                               /s/ Coopers & Lybrand L.L.P.
Boston, Massachusetts
April 28, 1995

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of Waban Inc.:

Our report on the consolidated financial statements of Waban Inc. and Subsidiaries is included in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed herein.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.
                                               /s/ Coopers & Lybrand L.L.P.
Boston, Massachusetts
February 27, 1995, except as to the
information in the last paragraph in
Note C, for which the date is
April 7, 1995.

Item 9. Disagreements on Accounting and Financial Disclosure
Not applicable.
                                    PART III

Item 10. Directors and Executive Officers of the Registrant
The Company will file with the Securities and Exchange Commission a definitive Proxy Statement no later than 120 days after the close of its fiscal year ended January 28, 1995 (the "Proxy Statement"). The information required by this Item and not given in Item 4A, Executive Officers of the Registrant, is incorporated by reference from the Proxy Statement.

Item 11. Executive Compensation
The information required by this Item is incorporated by reference from the Proxy Statement. However, information under "Executive Compensation Committee Report" and "Performance Graph" in this Proxy Statement is not so incorporated.

Item 12. Security Ownership of Certain Beneficial Owners and Management
The information required by this Item is incorporated by reference from the Proxy Statement.

Item 13. Certain Relationships and Related Transactions
The information required by this Item is incorporated by reference from the Proxy Statement.
                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
A. The Financial Statements and Financial Statement Schedules filed as part of this report are listed and indexed on page 16. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.

B. Listed below are all Exhibits filed as part of this report. Certain Exhibits are incorporated by reference to documents previously filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

Exhibit No.      Exhibit
- -----------      -------
3.1              Restated Certificate of Incorporation of the Company (1)
3.2              By-laws, as amended, of the Company (2)
4.1              Instruments Defining Rights of Security Holders (See
                 Exhibits 3.1, 3.2, 4.2, 4.3 and 10.15)
4.2              Rights Agreement dated as of May 23, 1989 between the
                 Company and Morgan Shareholder Services Trust Company, as
                 Rights Agent (1)
4.3              Indenture dated as of July 1, 1992 between the Company and
                 Continental Bank, National Association, as Trustee, with respect to 6 1/2% Convertible Subordinated Debentures due
                 July 1, 2002 (6)
10.1             Services Agreement, as amended, dated as of May 1, 1989
                 between the Company and Zayre Corp. (2)
10.1a            Agreement dated as of January 28, 1993 between the Company and The TJX Companies, Inc. extending the Services
                 Agreement referred to in Exhibit 10.1 (7)
10.2             Distribution Agreement dated as of May 1, 1989 between the
                 Company and Zayre Corp. (1)
10.3             Waban Inc. 1989 Stock Incentive Plan, as amended through
                 June 13, 1991* (5)
10.4             Waban Inc. Executive Retirement Plan* (10)
10.5             Waban Inc. Retirement Plan for Directors, as amended
                 September 17, 1990* (3)

10.6             Waban Inc. General Deferred Compensation Plan* (2)
10.7             Waban Inc. Growth Incentive Plan* (10)
10.8 Executive Services Agreement dated as of June 1, 1989 between the Company and Zayre Corp. with respect to Sumner
                 L. Feldberg* (2)
10.9 Executive Services Agreement dated as of June 1, 1989 between the Company and Zayre Corp. with respect to Arthur
                 F. Loewy* (2)
10.9a Amendment dated as of January 29, 1994 between the Company and The TJX Companies, Inc. to Executive Services
                 Agreement with respect to Arthur F. Loewy referred to in
                 Exhibit 10.9* (10)
10.10            Employment Agreement dated as of May 25, 1993 with Herbert
                 J. Zarkin* (10)
10.10a           Change of Control Severance Agreement dated as of May 25,
                 1993 with Herbert J. Zarkin* (10)
10.11            Employment Agreement dated as of February 1, 1994 with
                 John J. Nugent* (11)
10.12 Employment Agreement dated as of September 29, 1994 with Edward J. Weisberger* (13)
10.13            Employment Agreement dated as of February 1, 1994 with
                 Dale N. Garth* (11)
10.13a           Separation Agreement dated as of September 28, 1994 with
                 Dale N. Garth* (13)
10.14            Employment Agreement dated as of September 29, 1993 with
                 Allan P. Sherman* (10)
10.14a           Change of Control Severance Agreement dated as of
                 September 29, 1993 with Allan P. Sherman* (10)
10.14b           Loan Agreement dated as of January 19, 1994 with Allan P.
                 Sherman* (10)
10.14c           Promissory Note dated as of January 19, 1994 from Allan P.
                 Sherman to the Company* (10)
10.15 Form of Indemnification Agreement between the Company and its officers and directors* (2)
10.16 Form of Change of Control Severance Agreement between the Company and officers of the Company* (11)
10.17 Note Purchase Agreement dated as of June 15, 1991 with respect to 9.58% Senior Notes due May 31,1998 (4)
10.17a Amendment dated as of December 16, 1991 to Note Purchase Agreement dated as of June 15, 1991 referred to in Exhibit
                 10.18 (5)
10.17b           Second Amendment and Waiver dated as of March 28, 1994 to
                 Note Purchase Agreement dated as of June 15, 1991 (11)
10.17c           Third Amendment and Waiver dated as of September 29, 1994
                 to Note Purchase Agreement dated as of June 15, 1991 (13)
10.18 Indenture dated as of May 15, 1994 between the Company and The First National Bank of Boston, as Trustee, with respect to 11% Senior Subordinated Notes due May 15, 2004 (12)
10.19            Credit Agreement dated as of April 4, 1995 among the
                 Company and certain banks
10.20 Agreement dated as of January 24, 1995 between the Company and The TJX Companies, Inc.
11.0             Statement regarding computation of per share earnings
21.0             Subsidiaries of the Company

*Management contract or other compensatory plan or arrangement.
(1) Incorporated herein by reference to the Registrant's Form 10 (#1-10259)

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

(6) Incorporated herein by reference to the Registrant's Form S-3 (#33-48423)

(7) Incorporated herein by reference to the Registrant's Form 10-K for the fiscal year ended January 30, 1993

(8) Incorporated herein by reference to the Registrant's Form 10-Q for the fiscal quarter ended July 31, 1993

(9) Incorporated herein by reference to the Registrant's Form 10-Q for the fiscal quarter ended October 30, 1993

(10) Incorporated herein by reference to the Registrant's Form 10-K for the fiscal year ended January 29, 1994

(11) Incorporated herein by reference to the Registrant's Form 10-Q for the fiscal quarter ended April 30, 1994

(12) Incorporated herein by reference to the Registrant's Form S-3 (#33-
52665)

(13) Incorporated herein by reference to the Registrant's Form 10-Q for the fiscal quarter ended October 29, 1994

C. The Registrant has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WABAN INC.

Dated: April 28, 1995
/s/ HERBERT J. ZARKIN

Herbert J. Zarkin
President and Principal
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ HERBERT J. ZARKIN                            /s/ SUMNER L. FELDBERG
Herbert J. Zarkin, President                     Sumner L. Feldberg, Chairman
Principal Executive Officer and Director         of the Board and Director

/s/ EDWARD J. WEISBERGER                         /s/ S. JAMES COPPERSMITH
Edward J. Weisberger, Senior Vice President      S. James Coppersmith, Director
and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ STANLEY H. FELDBERG                          /s/ KERRY L. HAMILTON
Stanley H. Feldberg, Director                    Kerry L. Hamilton, Director

/s/ ALLYN L. LEVY                                /s/ ARTHUR F. LOEWY
Allyn L. Levy, Director                          Arthur F. Loewy, Director

/s/ THOMAS J. SHIELDS                            /s/ LORNE R. WAXLAX
Thomas J. Shields, Director                      Lorne R. Waxlax, Director

Dated: April 28, 1995
                                     38