Form 10-Q
period 1995-04-29
WABAN INC
filed 1995-06-08
CIK 850316

                                   FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.  20549


                    Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended April 29, 1995
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
The number of shares of Registrant's common stock outstanding as of May 27, 1995: 33,292,715

                           PART I FINANCIAL INFORMATION

                                    WABAN INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                         Thirteen Weeks Ended
                                                        -----------------------
                                                         April 29,  April 30,
                                                           1995        1994
                                                        ----------- -----------
                                                           (In Thousands Except
                                                            Per Share Amounts)
Net sales                                               $884,455   $820,840
                                                         -------    -------
Cost of sales, including buying and occupancy costs      755,553    703,735

Selling, general and administrative expenses             111,328     99,108

Interest on debt and capital leases (net)                  4,027      3,032
                                                         -------    -------
  Total expenses                                         870,908    805,875
                                                         -------    -------
Income before income taxes                                13,547     14,965

Provision for income taxes                                 5,283      5,836
                                                         -------    -------
  Net income                                            $  8,264   $  9,129
                                                         =======    =======


Net income per common share (see Exhibit 11 for
  detailed computations):
    Primary and fully diluted                           $   0.25   $   0.27
                                                         =======    =======

The accompanying notes are an integral part of the financial statements.

                                    WABAN INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                     April 29,     January 28,     April 30,
                                       1995           1995           1994
                                    -----------    -----------    -----------
                                             (Dollars In Thousands)
ASSETS
Current assets:
  Cash and cash equivalents         $   15,980     $   65,040     $   19,154
  Marketable securities                 67,162         63,933              -
  Accounts receivable                   36,110         51,875         53,110
  Merchandise inventories              576,880        512,619        540,200
  Current deferred income taxes         35,150         34,460         34,892
  Prepaid expenses                      18,446          8,992         16,715
                                     ---------      ---------      ---------
    Total current assets               749,728        736,919        664,071
                                     ---------      ---------      ---------
Property at cost:
  Land and buildings                   310,794        289,781        233,216
  Leasehold costs and improvements      73,285         72,874         59,992
  Furniture, fixtures and equipment    249,189        237,373        202,401
                                     ---------      ---------      ---------
                                       633,268        600,028        495,609
  Less accumulated depreciation
    and amortization                   140,865        130,245        105,430
                                     ---------      ---------      ---------
                                       492,403        469,783        390,179
                                     ---------      ---------      ---------
Property under capital leases           16,857         17,129         18,379
  Less accumulated amortization          7,223          7,150          7,258
                                     ---------      ---------      ---------
                                         9,634          9,979         11,121
                                     ---------      ---------      ---------
Property held for sale (net)            11,682         12,251         27,787
Deferred income taxes                        -              -          2,344
Other assets                            14,049         12,999         11,033
                                     ---------      ---------      ---------
    Total assets                    $1,277,496     $1,241,931     $1,106,535
                                     =========      =========      =========
LIABILITIES
Current liabilities:
  Short-term debt                   $        -     $        -     $   20,000
  Current installments of long-
    term debt                           12,793         12,763         12,731
  Accounts payable                     291,111        249,842        272,853
  Restructuring reserve                 11,613         14,079         23,652
  Accrued expenses and other
    current liabilities                151,335        164,945        124,790
  Accrued federal and state
    income taxes                         5,026          2,536            941
  Obligations under capital leases
    due within one year                    908            987          1,219
                                     ---------      ---------      ---------
    Total current liabilities          472,786        445,152        456,186
                                     ---------      ---------      ---------
Real estate debt                         1,361          1,752          2,155
General corporate debt                  36,000         36,000         48,000
Senior subordinated debt               100,000        100,000              -
Convertible subordinated debt          108,600        108,600        108,600
Obligations under capital leases,
  less portion due within one year      12,215         12,411         13,100
Noncurrent restructuring reserve        18,111         22,900         27,971
Other noncurrent liabilities            23,949         22,617         20,178
Deferred income taxes                    6,896          4,410              -

STOCKHOLDERS' EQUITY
Common stock, par value $.01,
  authorized 190,000,000 shares,
  issued and outstanding 33,292,715,
  33,186,418 and 33,129,723 shares         333            332            331
Additional paid-in capital             326,747        325,565        323,639
Unrealized holding losses                   (2)           (44)             -
Retained earnings                      170,500        162,236        106,375
                                     ---------      ---------      ---------
    Total stockholders' equity         497,578        488,089        430,345
                                     ---------      ---------      ---------
    Total liabilities and
      stockholders' equity          $1,277,496     $1,241,931     $1,106,535
                                     =========      =========      =========

The accompanying notes are an integral part of the financial statements.

                                    WABAN INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                        Thirteen Weeks Ended
                                                        --------------------
                                                        April 29,   April 30,
                                                          1995        1994
                                                        ---------   ---------
                                                            (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $  8,264      $  9,129
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization of property         11,084         9,696
      Loss on property disposals                            42           133
      Amortization of premium on marketable securities     244             -
      Other non-cash items (net)                           192           191
      Deferred income taxes                              1,769         4,727
      Increase (decrease) in cash
        due to changes in:
          Accounts receivable                           15,765         9,337
          Merchandise inventories                      (64,261)      (35,012)
          Prepaid expenses                              (9,454)       (7,053)
          Other assets (net)                            (1,206)         (434)
          Accounts payable                              41,269        19,621
          Restructuring reserves                        (7,255)       (6,617)
          Accrued expenses                              (1,226)          650
          Accrued income taxes                           2,490        (2,029)
          Other noncurrent liabilities                   1,332           733
                                                       -------       -------
  Net cash provided by (used in) operating
    activities                                            (951)        3,072
                                                       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                    (49,389)            -
  Sale of marketable securities                         27,517             -
  Maturity of marketable securities                     18,590             -
  Property additions                                   (45,320)      (21,010)
  Property disposals                                       104             9
                                                       -------       -------
    Net cash used in investing activities              (48,498)      (21,001)
                                                       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of short-term debt                              -        20,000
  Repayment of long-term debt                             (361)       (3,003)
  Repayment of capital lease obligations                  (275)         (324)
  Proceeds from sale and issuance of
    common stock                                         1,025           533
                                                       -------       -------
    Net cash provided by financing
      activities                                           389        17,206
                                                       -------       -------
    Net decrease in cash and cash
      equivalents                                      (49,060)         (723)
    Cash and cash equivalents at
      beginning of year                                 65,040        19,877
                                                       -------       -------
    Cash and cash equivalents at
      end of period                                   $ 15,980       $19,154
                                                       =======        ======
Supplemental cash flow information:
  Interest paid                                       $    (15)      $   286
  Income taxes paid                                        997         3,138



The accompanying notes are an integral part of the financial statements.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results for the first quarter are not necessarily indicative of results for the full fiscal year because the Company's business, in common with the business of retailers generally, is subject to seasonal influences. BJ's sales and profits have been strongest in the Christmas holiday season, while HomeBase's sales and profits have typically been strongest in the spring building season.

2. The financial statements are unaudited and reflect all normal recurring adjustments considered necessary by the Company for a fair presentation of its financial statements in accordance with generally accepted accounting principles.

3. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 28, 1995.

4. The Company classifies its marketable securities as available-for-sale securities in accordance with Statement of Financial Accounting Standards No.
115. At April 29, 1995, marketable securities consisted of high quality debt securities issued by states or their political subdivisions. The amortized cost basis of marketable securities approximated fair value at April 29, 1995. All of the Company's marketable securities had maturities of less than two years, with approximately 90% maturing in less than one year.


5. In the quarter ended January 29, 1994, the Company recorded a pre-tax restructuring charge of $101.1 million primarily related to repositioning its HomeBase division. Eight HomeBase warehouse stores were closed in that quarter. The results for the quarter ended April 30, 1994 included the sales and operating income of 67 HomeBase stores. Sixteen other HomeBase stores that closed or planned to be closed as a result of the restructuring were excluded.

    As of January 28, 1995, sixteen HomeBase warehouse stores had been closed in connection with the restructuring. Four stores that were originally included in the restructuring will not be closed, due to their improved performance. The results of the remaining stores planned for closing (four as of January 28, 1995 and three as of April 29, 1995) are included in HomeBase's sales and operating income in the current fiscal year, until they begin closing.

6. Presented below is information relative to the operating results of the Company's business segments (dollars in thousands).


                                                         Thirteen Weeks Ended
                                                         --------------------
                                                         April 29,   April 30,
                                                           1995        1994
                                                        ----------- -----------
Net sales:
  BJ's Wholesale Club                                  $  531,106   $  486,787
  HomeBase                                                353,349      334,053
                                                        ---------    ---------
                                                       $  884,455   $  820,840
                                                        =========    =========

Operating income:
  BJ's Wholesale Club                                  $    9,923   $    8,083
  HomeBase                                                  9,510       11,792
  General corporate expense                                (1,859)      (1,878)
                                                        ---------    ---------
                                                           17,574       17,997
Interest on debt and capital
  leases (net)                                             (4,027)      (3,032)
                                                         --------    ---------
Income before income taxes                             $   13,547   $   14,965
                                                         ========    =========

Warehouses in operation - end of period:
- ---------------------------------------
BJ's Wholesale Club                                          62         52
HomeBase                                                     79         80

                       Management's Discussion and Analysis
                 of Financial Condition and Results of Operations


Thirteen Weeks (First Quarter) Ended April 29, 1995 versus Thirteen Weeks Ended April 30, 1994.


Results of Operations
- ---------------------

Consolidated net sales for the quarter ended April 29, 1995 were $884.5 million, an increase of 7.7% over $820.8 million reported in last year's first quarter. The increase was due to the opening of new warehouse stores and the inclusion of certain HomeBase warehouse stores whose sales were charged to the restructuring reserve last year (see Note 5 of Notes to Consolidated Financial Statements). Comparable store sales decreased 3.4% at BJ's Wholesale Club and decreased 6.3% at HomeBase. BJ's comparable store sales were affected by increased competition and by the opening of new BJ's clubs in the same markets as existing BJ's clubs. Comparable store sales at HomeBase were impacted by increased competition and by unusually harsh weather conditions in the western United States during March and April.

Cost of sales (including buying and occupancy costs) was 85.4% of sales in this year's first quarter versus 85.7% in the comparable period last year. This decrease was due primarily to higher gross selling margins at HomeBase.

Selling, general and administrative ("SG&A") expenses were 12.6% of sales in the first quarter this year compared with 12.1% in last year's first quarter. This increase was attributable to HomeBase's higher percentage of SG&A expenses this year over last year, which was caused primarily by this year's lower per-store sales volume.

BJ's operating income in this year's first quarter was $9.9 million, a 22.8% increase over $8.1 million in the comparable period last year. This increase reflected effective control of expenses, a merchandise mix which favorably impacted gross selling margins and leverage from operating 62 warehouse clubs this year compared to 52 last year. BJ's launched a direct mail marketing program at the end of the first quarter, with the objective of building membership and sales in subsequent periods.

Operating income at HomeBase was $9.5 million in the first quarter, a 19.4% decrease from $11.8 million in the same period last year. Improved gross merchandise margins were more than offset by the impact of lower than expected sales and increased SG&A expenses. Last year's results excluded sales and operating income or losses of HomeBase stores planned to be closed in connection with the Company's restructuring. As of the beginning of this fiscal year, four stores included in the restructuring reserve were still operating. (One closed in April.) Their results are included in HomeBase's sales and operating income after January 28, 1995 until they begin closing. The effect on comparable store sales and operating income of including the results of these four stores is not material.

The components of net interest expense were as follows (in thousands):

                                                            Quarter Ended
                                                          --------------------
                                                          April 29,  April 30,
                                                             1995      1994
                                                          ---------  ---------
Interest expense on debt                                   $ 5,337    $3,050
Interest and investment income                              (1,733)     (472)
                                                             -----     -----
Interest on debt (net)                                       3,604     2,578
Interest on capital leases                                     423       454
                                                            ------     -----
Interest on debt and capital
 leases (net)                                              $ 4,027    $3,032
                                                            ======     =====


Interest expense on debt was net of capitalized interest of $529,000 this year and $641,000 last year. The increases in interest expense on debt and interest and investment income this year were due primarily to the issuance of $100 million of 11% Senior Subordinated Notes in May 1994 and the investment of the proceeds in short-term marketable securities.

The Company's provision for income taxes was 39% of pre-tax income in both this year's and last year's first quarter.

Net income for the first quarter was $8.3 million, or $.25 per share, compared to $9.1 million, or $.27 per share, in the first quarter of last year.


Liquidity and Capital Resources
- -------------------------------

Cash expended for property additions in the first quarter was $45.3 million this year compared to $21.0 million last year. Three new HomeBase warehouse stores were opened in the first quarter of this year versus one new HomeBase warehouse store last year.

The Company expects to open approximately ten new BJ's clubs in this fiscal year. Four or five of these clubs are expected to be in the 68,000 square foot format in smaller markets. In addition to the three HomeBase warehouse stores opened in the first quarter, one HomeBase store will be relocated to a new site this year. The Company's capital expenditures are expected to be approximately $165 million in this fiscal year, including an estimated $85 million for new store real estate. The timing and amount of actual openings and expenditures could vary from these estimates due to the complexity of the real estate development process.

As of April 29, 1995, the Company has closed 17 HomeBase warehouse stores in connection with its restructuring and is still obligated under leases for six of these stores. One other owned store, which had been closed, was sold in May 1995.

The Company's restructuring has generated approximately $61 million of cash flow through April 29, 1995, including a net cash outflow of approximately $3 million in this year's first quarter. Cash flow to be realized in connection with the disposition of the remaining warehouse locations, excluding long-term lease obligations, is expected to be approximately $10 million to $15 million (including tax benefits). The net cash outflow for long-term lease obligations (net of tax benefits) is expected to approximate $8 million to $13 million over the remaining terms of the leases, which expire at various dates through 2011. In some cases, the Company has made lump sum cash payments to settle lease obligations, and it may settle other future lease obligations in the same manner. The actual remaining cash flows could vary from the estimates above, depending on certain factors, principally the Company's ability to sublease or sell closed HomeBase locations on anticipated terms.

Increases in inventory and accounts payable since the end of the fiscal year were due primarily to normal seasonal requirements. Increases in inventory and accounts payable from April 30, 1994 to April 29, 1995 were attributable primarily to new stores.

In April 1995, the Company entered into an agreement with a group of banks which provides a $150 million line of credit through March 30, 1998. The agreement includes a $20 million sub-facility for standby letters of credit.
In addition to a fee of $75,000 upon signing the agreement, the Company is required to pay an annual facility fee of $300,000 (subject to adjustment based upon the Company's fixed charge coverage ratio). Borrowings can be made at prime rate, at LIBOR plus a surcharge (currently 0.45%) that depends on fixed charge coverage, or on a competitive bid basis. No compensating balances are required by the agreement.

The Company's cash, cash equivalents and marketable securities totalled $83.1 million as of April 29, 1995. The Company expects that its current resources, together with anticipated cash flow from operations, will be sufficient to finance its operations through this year and into the fiscal year ending January 25, 1997. However, the Company may from time to time seek to obtain additional financing. The Company's cash requirements may vary, based on, among other things, the rate at which it disposes of the HomeBase stores that are included in the restructuring.


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


            (b) The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended April 29, 1995.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           WABAN INC.
                                           ----------
                                           (Registrant)





Date:    June 8, 1995                   /S/ HERBERT J. ZARKIN
       -----------------------------    ------------------------------
                                           Herbert J. Zarkin
                                           President and
                                           Chief Executive Officer






Date:    June 8, 1995                   /S/ EDWARD J. WEISBERGER
       -----------------------------    ------------------------------
                                           Edward J. Weisberger
                                           Senior Vice President and
                                           Chief Financial Officer