Form 10-Q
period 1995-07-29
WABAN INC
filed 1995-09-08
CIK 850316

                                   FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.  20549


                    Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended July 29, 1995
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
The number of shares of Registrant's common stock outstanding as of August 26, 1995: 32,929,435

                           PART I FINANCIAL INFORMATION

                                    WABAN INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                         Thirteen Weeks Ended
                                                        ----------------------
                                                         July 29,    July 30,
                                                           1995        1994
                                                        ----------  ----------
                                                         (In Thousands Except
                                                          Per Share Amounts)
Net sales                                             $1,051,882  $  951,804
                                                       ---------   ---------
Cost of sales, including buying and occupancy costs      891,278     808,356

Selling, general and administrative expenses             116,966     104,787

Interest on debt and capital leases (net)                  3,631       4,001
                                                       ---------   ---------
  Total expenses                                       1,011,875     917,144
                                                       ---------   ---------
Income before income taxes                                40,007      34,660

Provision for income taxes                                15,603      13,518
                                                       ---------   ---------
  Net income                                          $   24,404  $   21,142
                                                       =========   =========


Net income per common share (see Exhibit 11 for detailed computations):

    Primary                                           $     0.74  $     0.63
                                                       =========   =========
    Fully diluted                                     $     0.68  $     0.59
                                                       =========   =========

The accompanying notes are an integral part of the financial statements.


                                    WABAN INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                        Twenty-Six Weeks Ended
                                                        -----------------------
                                                         July 29,    July 30,
                                                           1995        1994
                                                        ----------  ----------
                                                         (In Thousands Except
                                                          Per Share Amounts)
Net sales                                             $1,936,337    $1,772,644
                                                       ---------     ---------
Cost of sales, including buying and occupancy costs    1,646,831     1,512,091

Selling, general and administrative expenses             228,294       203,895

Interest on debt and capital leases (net)                  7,658         7,033
                                                       ---------     ---------
  Total expenses                                       1,882,783     1,723,019
                                                       ---------     ---------
Income before income taxes                                53,554        49,625

Provision for income taxes                                20,886        19,354
                                                       ---------     ---------

  Net income                                          $   32,668    $   30,271
                                                       =========     =========




Net income per common share (see Exhibit 11 for detailed computations):

  Primary                                             $     0.98    $     0.91
                                                       =========     =========

  Fully diluted                                       $     0.92    $     0.86
                                                       =========     =========


The accompanying notes are an integral part of the financial statements.

                                    WABAN INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                      July 29,     January 28,      July 30,
                                       1995           1995           1994
                                    -----------    -----------    -----------
                                             (Dollars In Thousands)
ASSETS
Current assets:
  Cash and cash equivalents         $   39,406     $   65,040     $  122,733
  Marketable securities                 68,741         63,933              -
  Accounts receivable                   46,613         51,875         53,479
  Merchandise inventories              534,538        512,619        527,033
  Current deferred income taxes         35,842         34,460         33,581
  Prepaid expenses                      17,804          8,992         17,250
                                     ---------      ---------      ---------
    Total current assets               742,944        736,919        754,076
                                     ---------      ---------      ---------
Property at cost:
  Land and buildings                   333,247        289,781        253,162
  Leasehold costs and improvements      75,110         72,874         59,938
  Furniture, fixtures and equipment    262,436        237,373        215,041
                                     ---------      ---------      ---------
                                       670,793        600,028        528,141
  Less accumulated depreciation
    and amortization                   152,610        130,245        113,229
                                     ---------      ---------      ---------
                                       518,183        469,783        414,912
                                     ---------      ---------      ---------
Property under capital leases           16,042         17,129         17,988
  Less accumulated amortization          6,732          7,150          7,276
                                     ---------      ---------      ---------
                                         9,310          9,979         10,712
                                     ---------      ---------      ---------
Property held for sale (net)             4,282         12,251         19,677
Deferred income taxes                        -              -          1,166
Other assets                            12,947         12,999         14,082
                                     ---------      ---------      ---------
    Total assets                    $1,287,666     $1,241,931     $1,214,625
                                     =========      =========      =========
LIABILITIES
Current liabilities:
  Current installments of long-
    term debt                       $   12,795     $   12,763     $   12,733
  Accounts payable                     283,232        249,842        278,665
  Restructuring reserve                  9,489         14,079         21,140
  Accrued expenses and other
    current liabilities                157,660        164,945        134,785
  Accrued federal and state
    income taxes                        11,773          2,536          5,055
  Obligations under capital leases
    due within one year                    824            987          1,143
                                     ---------      ---------      ---------
    Total current liabilities          475,773        445,152        453,521
                                     ---------      ---------      ---------
Real estate debt                         1,346          1,752          2,141
General corporate debt                  24,000         36,000         36,000
Senior subordinated debt               100,000        100,000        100,000
Convertible subordinated debt          108,600        108,600        108,600
Obligations under capital leases,
  less portion due within one year      12,044         12,411         12,842
Noncurrent restructuring reserve        16,535         22,900         27,300
Other noncurrent liabilities            24,535         22,617         22,159
Deferred income taxes                    8,000          4,410              -

STOCKHOLDERS' EQUITY
Common stock, par value $.01,
  authorized 190,000,000 shares,
  issued 33,288,320, 33,186,418
  and 33,144,894 shares                    333            332            331
Additional paid-in capital             327,009        325,565        324,214
Unrealized holding gains (losses)           59            (44)             -
Retained earnings                      194,904        162,236        127,517
Treasury stock, at cost, 371,500
  shares                                (5,472)             -              -
                                     ---------      ---------      ---------
    Total stockholders' equity         516,833        488,089        452,062
                                     ---------      ---------      ---------
    Total liabilities and
      stockholders' equity          $1,287,666     $1,241,931     $1,214,625
                                     =========      =========      =========

The accompanying notes are an integral part of the financial statements.

                                    WABAN INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                        Twenty-Six Weeks Ended
                                                        ----------------------
                                                         July 29,    July 30,
                                                          1995        1994
                                                        ---------   ---------
                                                            (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $ 32,668      $ 30,271
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization of property         22,554        19,559
      Loss on property disposals                            58           223
      Amortization of premium on marketable securities     470             -
      Other non-cash items (net)                           425           538
      Deferred income taxes                              2,279         7,216
      Increase (decrease) in cash
        due to changes in:
          Accounts receivable                            5,262         8,968
          Merchandise inventories                      (21,919)      (21,845)
          Prepaid expenses                              (8,812)       (7,588)
          Other assets                                    (267)         (852)
          Accounts payable                              33,390        25,433
          Restructuring reserves                       (10,955)       (9,646)
          Accrued expenses                               6,314        13,173
          Accrued income taxes                           9,237         2,085
          Other noncurrent liabilities                   1,918         2,714
                                                       -------       -------
  Net cash provided by operating
    activities                                          72,622        70,249
                                                       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                    (79,881)            -
  Sale of marketable securities                         43,332             -
  Maturity of marketable securities                     31,587             -
  Property additions                                   (83,269)      (55,791)
  Property disposals                                     7,296         5,924
                                                       -------       -------
    Net cash used in investing activities              (80,935)      (49,867)
                                                       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt, net of
    issuance costs of $2,631                                 -        97,369
  Repayment of long-term debt                          (12,374)      (15,015)
  Repayment of capital lease obligations                  (530)         (641)
  Purchase of treasury stock                            (5,472)            -
  Proceeds from sale and issuance of
    common stock                                         1,055           761
                                                       -------       -------
    Net cash provided by (used in)
      financing activities                             (17,321)       82,474
                                                       -------       -------
    Net increase (decrease) in cash and
      cash equivalents                                 (25,634)      102,856
    Cash and cash equivalents at
      beginning of year                                 65,040        19,877
                                                       -------       -------
    Cash and cash equivalents at
      end of period                                   $ 39,406      $122,733
                                                       =======       =======
Supplemental cash flow information:
  Interest paid                                       $ 10,868      $  6,674
  Income taxes paid                                      9,441        10,053



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

4. The Company classifies its marketable securities as available-for-sale securities in accordance with Statement of Financial Accounting Standards No.
115. At July 29, 1995, marketable securities consisted of high quality debt securities issued by states or their political subdivisions. The fair value of marketable securities exceeded the amortized cost basis by $100,000 at July 29, 1995. All of the Company's marketable securities had maturities of less than two years, with approximately 84% maturing in less than one year.


5. In the quarter ended January 29, 1994, the Company recorded a pre-tax restructuring charge of $101.1 million primarily related to repositioning its HomeBase division. Eight HomeBase warehouse stores were closed in that quarter. The results for the periods ended July 30, 1994 excluded the sales and operating income of 16 other HomeBase stores that closed or were planned to be closed as a result of the restructuring.

    As of January 28, 1995, sixteen HomeBase warehouse stores had been closed in connection with the restructuring. Four stores that were originally included in the restructuring will not be closed, due to their improved performance. The results of the remaining stores planned for closing (four as of January 28, 1995 and two as of July 29, 1995) are included in HomeBase's sales and operating income in the current fiscal year, until they begin closing.

6. Presented below is information relative to the operating results of the Company's business segments (dollars in thousands).


                                Thirteen Weeks Ended    Twenty-Six Weeks Ended
                                --------------------    ----------------------
                                July 29,    July 30,     July 29,    July 30,
                                   1995       1994         1995        1994
                                --------    --------    ----------- -----------
Net sales:
  BJ's Wholesale Club          $  632,371  $  564,123  $1,163,477   $1,050,910
  HomeBase                        419,511     387,681     772,860      721,734
                                ---------   ---------   ---------    ---------
                               $1,051,882  $  951,804  $1,936,337   $1,772,644
                                =========   =========   =========    =========

Operating income:
  BJ's Wholesale Club          $   21,068  $   16,361  $   30,991   $   24,444
  HomeBase                         24,474      24,401      33,984       36,193
  General corporate expense        (1,904)     (2,101)     (3,763)      (3,979)
                                ---------   ---------   ---------    ---------
                                   43,638      38,661      61,212       56,658
Interest on debt and capital
  leases (net)                     (3,631)     (4,001)     (7,658)      (7,033)
                                ---------   ---------   ---------    ---------
Income before income taxes     $   40,007  $   34,660  $   53,554   $   49,625
                                =========   =========   =========    =========

Warehouses in operation - end of period:
---------------------------------------
BJ's Wholesale Club                    65          57
HomeBase                               78          81

                       Management's Discussion and Analysis
                 of Financial Condition and Results of Operations


Thirteen Weeks (Second Quarter) and Twenty-Six Weeks (Six Months) Ended July 29, 1995 versus Thirteen and Twenty-Six Weeks Ended July 30, 1994.


Results of Operations
---------------------

Consolidated net sales for the quarter ended July 29, 1995 were $1.1 billion, an increase of 10.5% over last year's second quarter. Sales for the first six months totalled $1.9 billion, an increase of 9.2% over last year. These increases were due primarily to the opening of new warehouse stores, as well as the inclusion of certain HomeBase warehouse stores whose sales were charged to the restructuring reserve last year (see Note 5 of Notes to Consolidated Financial Statements). Comparable store sales at BJ's increased 3.0% in the second quarter and decreased 0.1% for the six-month period. HomeBase's comparable store sales decreased 4.1% in the second quarter and decreased 5.1% year-to-date. BJ's comparable store sales in the second quarter were favorably impacted by a direct mail marketing program, which attracted many prospective members for a 90-day trial period. HomeBase's comparable store sales in the second quarter continued to be affected by increased competition and a weak economic environment in several of its markets, but showed improvement over the first quarter's results, which had been impacted by unusually harsh weather conditions.

Cost of sales (including buying and occupancy costs) was 84.7% of sales in this year's second quarter versus 84.9% in the comparable period last year. For the first six months, the cost of sales percentage was 85.0% compared to 85.3% last year. This year's lower ratios are primarily due to higher gross margins at HomeBase.

Selling, general and administrative ("SG&A") expenses were 11.1% of sales in the second quarter this year compared to 11.0% in last year's second quarter. Year-to-date SG&A expenses were 11.8% this year versus 11.5% last year. These increases were primarily attributable to HomeBase's lower than expected sales volumes this year.

BJ's operating income in this year's second quarter was $21.1 million, an increase of 28.8% over last year's $16.4 million. Year-to-date operating income of $31.0 million was 26.8% higher than last year's $24.4 million. These increases reflected higher comparable store sales in the second quarter, a merchandise mix which favorably impacted gross selling margins, and expense leverage from operating 65 warehouse clubs versus 57 last year.

Operating income at HomeBase was $24.5 million in the second quarter versus $24.4 million last year, and $34.0 million for the first half, 6.1% lower than last year's $36.2 million. Improved gross merchandise margins were offset by the impact of lower than expected sales volumes.

Last year's results excluded sales and operating income or losses of HomeBase stores planned to be closed in connection with the Company's restructuring. This year's results include sales and operating income of six HomeBase stores that were charged to the reserve last year. Four of these stores were removed from the reserve at the beginning of the fiscal year, due to improved performance. Two other stores currently in operation are expected to close in the future, and their results are being included in HomeBase's sales and operating income subsequent to January 28, 1995 and will continue to be included until they begin closing. In the thirteen weeks ended July 30, 1994, this group of six stores had sales of $24 million and operating income of $.9 million. Their sales and operating income for the twenty-six weeks ended July 30, 1994 were $46 million and $1.1 million, respectively.

The components of net interest expense were as follows (in thousands):

                                       Quarter Ended        Six Months Ended
                                  --------------------    --------------------
                                   July 29,   July 30,     July 29,   July 30,
                                     1995       1994         1995      1994
                                  ---------  ---------    ---------  ---------
Interest expense on debt           $ 4,785   $ 5,188       $10,122   $ 8,238
Interest and investment income      (1,569)   (1,632)       (3,302)   (2,104)
                                    ------    ------        ------    ------
Interest on debt (net)               3,216     3,556         6,820     6,134
Interest on capital leases             415       445           838       899
                                    ------    ------        ------     -----
Interest on debt and capital
 leases (net)                      $ 3,631   $ 4,001       $ 7,658    $7,033
                                    ======    ======        ======     =====


Interest expense on debt was net of capitalized interest of $949,000 in this year's second quarter and $1,478,000 year-to-date. Last year's capitalized interest was $647,000 and $1,288,000 in the second quarter and the first six months, respectively.

The year-to-date provision for income taxes was 39% of pre-tax income both this year and last year.

Net income for the second quarter was $24.4 million, or $.68 per share, fully diluted, versus $21.1 million, or $.59 per share, in the second quarter of last year. For the first six months, net income was $32.7 million, or $.92 per share, fully diluted, versus $30.3 million, or $.86 per share, in the comparable period last year.

On August 15, 1995, the Company announced that BJ's Wholesale Club had entered into an agreement to launch the warehouse club industry's first co-branded credit card. The BJ's MasterCard, which is being introduced chainwide from late August through October, will provide users with rebates on all their purchases that can be redeemed only at BJ's. Payments on cardholder balances may be deferred interest-free until February 1996, and all purchases made at BJ's through January 31, 1996 will earn a 4% rebate. After January 31, 1996, purchases at BJ's will earn a 2% rebate. All other purchases made with the BJ's MasterCard earn a 1% rebate, redeemable only at BJ's.


Liquidity and Capital Resources
-------------------------------

The Company opened three new BJ's clubs and three new HomeBase warehouse stores in the first half of this fiscal year. Last year the Company opened six new BJ's clubs and two new HomeBase stores in the same time period. The Company expects to open approximately seven additional new BJ's clubs in this fiscal year, two or three of them in the 68,000 square foot format in smaller markets. In addition to the three HomeBase warehouse stores opened in the first quarter, one HomeBase store will be relocated to a new site in the third quarter of this year.

As of July 29, 1995, the Company has closed 18 HomeBase warehouse stores in connection with its restructuring and is still obligated under leases for six of these stores. The Company expects to close two additional stores that are currently in operation.

The Company's restructuring has generated approximately $68 million of cash flow through July 29, 1995, including approximately $4 million in the first six months of this year. The net cash outflow in connection with the disposition of the remaining warehouse locations, including long-term lease obligations, is expected to be approximately $5 million to $10 million (net of tax benefits). The remaining terms of the leases expire at various dates through 2011. In some cases, the Company has made lump sum cash payments to settle lease obligations, and it may settle other future lease obligations in the same manner. The actual remaining cash flows could vary from the estimates above, depending on certain factors, principally the Company's ability to dispose of closed HomeBase locations on anticipated terms.

Cash expended for property additions in the first six months of the fiscal year was $83.3 million this year compared to $55.8 million last year. The Company's capital expenditures are expected to total approximately $170 million in this fiscal year, including an estimated $90 million for new store real estate. The timing and amount of actual openings and related expenditures could vary from these estimates due to the complexity of the real estate development process.

During the second quarter the Company's Board of Directors authorized the repurchase of up to $50,000,000 of Waban's common stock in open market transactions. Repurchased shares may be used for the Company's Stock Incentive Plan or may be reissued at such time as the Company's convertible subordinated debentures are presented for conversion into common stock, or for other corporate purposes. As of July 29, 1995, the Company had repurchased 371,500 shares at a total cost of $5.5 million.

In April 1995, the Company entered into an agreement with a group of banks which provides a $150 million line of credit through March 30, 1998. The agreement includes a $20 million sub-facility for standby letters of credit. The Company is required to pay an annual facility fee of $300,000 (subject to adjustment based upon the Company's fixed charge coverage ratio). Borrowings can be made at prime rate, at LIBOR plus a surcharge (currently 0.45%) that depends on fixed charge coverage, or on a competitive bid basis. No compensating balances are required by the agreement. The Company has not borrowed under this agreement.

The Company's cash, cash equivalents and marketable securities totalled $108.1 million as of July 29, 1995. The Company expects that its current resources, together with anticipated cash flow from operations, will be sufficient to finance its operations through this year and into the fiscal year ending January 25, 1997, without borrowing against its credit line. The Company's cash requirements may vary, based on, among other things, the rate at which it disposes of the HomeBase stores that are included in the restructuring.


Seasonality
-----------

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

PART II.  Other Information
          -----------------


Item 4 -  Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          At the 1995 Annual Meeting of Stockholders held on June 13, 1995, three directors were elected, an amendment to the 1989 Stock Incentive Plan was approved, and the 1995 Director Stock Option Plan was approved. The tabulation of the vote was as follows:

                                                                        Broker
                       Shares        Shares      Shares      Shares       Non-
                      Voted For     Withheld    Against    Abstaining    Votes
                      ---------     --------    -------    ----------   ------
Directors
---------
S. James Coppersmith    28,051,499   259,097       -           -          -
Thomas J. Shields       28,051,591   259,005       -           -          -
Herbert J. Zarkin       28,050,603   259,993       -           -          -

Amendment - 1989 Stock
  Incentive Plan        17,516,759      -      7,053,755    120,361   3,619,721


1995 Director Stock
  Option Plan           18,402,809      -      6,014,704    274,612   3,618,471



Item 6 -  Exhibits and Reports on Form 8-K
          --------------------------------

            (a)   Exhibits

                  10.3 Waban Inc. 1989 Stock Incentive Plan, as amended through June 13, 1995.*

                  10.21     Waban Inc. 1995 Director Stock Option Plan.*

                  11.0 Statement regarding computation of per share earnings.


                  *Incorporated herein by reference to the Registrant's definitive Proxy Statement on Schedule 14A (File No. 1-10259) for the Registrant's 1995 Annual Meeting of Stockholders.


            (b) The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended July 29, 1995.

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





Date:  September 8, 1995                /S/ HERBERT J. ZARKIN
       -----------------------------    ------------------------------
                                           Herbert J. Zarkin
                                           President and
                                           Chief Executive Officer






Date:  September 8, 1995                /S/ EDWARD J. WEISBERGER
       -----------------------------    ------------------------------
                                           Edward J. Weisberger
                                           Senior Vice President and
                                           Chief Financial Officer