Form 10-Q
period 1995-10-28
WABAN INC
filed 1995-12-07
CIK 850316

                                   FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.  20549


                    Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended October 28, 1995
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
The number of shares of Registrant's common stock outstanding as of November 25, 1995: 32,821,725

                          PART I. FINANCIAL INFORMATION

                                    WABAN INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                         Thirteen Weeks Ended
                                                        -----------------------
                                                        October 28, October 29,
                                                            1995        1994
                                                        ----------- -----------
                                                           (In Thousands Except
                                                            Per Share Amounts)
Net sales                                               $965,990   $905,606
                                                         -------    -------
Cost of sales, including buying and occupancy costs      825,484    774,888

Selling, general and administrative expenses             113,082    104,781

Interest on debt and capital leases (net)                  3,581      3,972
                                                         -------    -------
  Total expenses                                         942,147    883,641
                                                         -------    -------
Income before income taxes                                23,843     21,965

Provision for income taxes                                 9,299      8,566
                                                         -------    -------
  Net income                                            $ 14,544   $ 13,399
                                                         =======    =======


Net income per common share (see Exhibit 11 for detailed computations):

    Primary                                             $   0.44   $   0.40
                                                         =======    =======
    Fully diluted                                       $   0.42   $   0.38
                                                         =======    =======

The accompanying notes are an integral part of the financial statements.

                                    WABAN INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                        Thirty-Nine Weeks Ended
                                                        -----------------------
                                                        October 28, October 29,
                                                            1995        1994
                                                        ----------- -----------
                                                         (In Thousands Except
                                                           Per Share Amounts)
Net sales                                               $2,902,327  $2,678,250
                                                         ---------   ---------
Cost of sales, including buying and occupancy costs      2,472,315   2,286,979

Selling, general and administrative expenses               341,376     308,676

Interest on debt and capital leases (net)                   11,239      11,005
                                                         ---------   ---------
  Total expenses                                         2,824,930   2,606,660
                                                         ---------   ---------
Income before income taxes                                  77,397      71,590

Provision for income taxes                                  30,185      27,920

                                                         ---------   ---------
  Net income                                            $   47,212  $   43,670
                                                         =========   =========


Net income per common share (see Exhibit 11 for detailed computations):

  Primary                                               $     1.42  $     1.31
                                                         =========   =========
  Fully diluted                                         $     1.34  $     1.24
                                                         =========   =========


The accompanying notes are an integral part of the financial statements.

                                    WABAN INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                    October 28,    January 28,    October 29,
                                       1995           1995           1994
                                    -----------    -----------    -----------
                                             (Dollars In Thousands)
ASSETS
Current assets:
  Cash and cash equivalents         $    7,360     $   65,040     $   39,899
  Marketable securities                 56,339         63,933         97,381
  Accounts receivable                   52,412         51,875         50,073
  Merchandise inventories              607,307        512,619        561,375
  Current deferred income taxes         36,904         34,460         35,464
  Prepaid expenses                      13,769          8,992         17,452
                                     ---------      ---------      ---------
    Total current assets               774,091        736,919        801,644
                                     ---------      ---------      ---------
Property at cost:
  Land and buildings                   351,444        289,781        270,435
  Leasehold costs and improvements      77,959         72,874         61,633
  Furniture, fixtures and equipment    272,520        237,373        224,346
                                     ---------      ---------      ---------
                                       701,923        600,028        556,414
  Less accumulated depreciation
    and amortization                   161,753        130,245        121,433
                                     ---------      ---------      ---------
                                       540,170        469,783        434,981
                                     ---------      ---------      ---------
Property under capital leases           15,652         17,129         17,482
  Less accumulated amortization          6,634          7,150          7,147
                                     ---------      ---------      ---------
                                         9,018          9,979         10,335
                                     ---------      ---------      ---------
Property held for sale (net)             5,607         12,251         14,971
Other assets                            13,082         12,999         14,226
                                     ---------      ---------      ---------
    Total assets                    $1,341,968     $1,241,931     $1,276,157
                                     =========      =========      =========
LIABILITIES
Current liabilities:
  Current installments of long-
    term debt                       $   12,827     $   12,763     $   12,757
  Accounts payable                     325,710        249,842        318,025
  Restructuring reserve                  8,131         14,079         18,416
  Accrued expenses and other
    current liabilities                166,364        164,945        153,053
  Accrued federal and state
    income taxes                         2,866          2,536            112
  Obligations under capital leases
    due within one year                    752            987          1,058
                                     ---------      ---------      ---------
    Total current liabilities          516,650        445,152        503,421
                                     ---------      ---------      ---------
Real estate debt                           939          1,752          1,771
General corporate debt                  24,000         36,000         36,000
Senior subordinated debt               100,000        100,000        100,000
Convertible subordinated debt          108,600        108,600        108,600
Obligations under capital leases,
  less portion due within one year      11,896         12,411         12,622
Noncurrent restructuring reserve        15,932         22,900         22,829
Other noncurrent liabilities            24,961         22,617         23,107
Deferred income taxes                    8,953          4,410          1,807

STOCKHOLDERS' EQUITY
Common stock, par value $.01,
  authorized 190,000,000 shares,
  issued 33,301,935, 33,186,418
  and 33,169,969 shares                    333            332            332
Additional paid-in capital             327,286        325,565        324,893
Unrealized holding gains (losses)            4            (44)          (141)
Retained earnings                      209,448        162,236        140,916
Treasury stock, at cost,
  461,240 shares                        (7,034)             -              -
                                     ---------      ---------      ---------
    Total stockholders' equity         530,037        488,089        466,000
                                     ---------      ---------      ---------
    Total liabilities and
      stockholders' equity          $1,341,968     $1,241,931     $1,276,157
                                     =========      =========      =========

The accompanying notes are an integral part of the financial statements.

                                    WABAN INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                       Thirty-Nine Weeks Ended
                                                       -----------------------
                                                       October 28, October 29,
                                                           1995       1994
                                                       ----------- -----------
                                                             (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $ 47,212      $ 43,670
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization of property         34,188        29,804
      Loss on property disposals                           213           553
      Amortization of premium on marketable securities     642           254
      Other non-cash items (net)                           777           780
      Deferred income taxes                              2,069         8,400
      Increase (decrease) in cash
        due to changes in:
          Accounts receivable                             (537)       12,374
          Merchandise inventories                      (94,688)      (56,187)
          Prepaid expenses                              (4,777)       (7,790)
          Other assets                                    (568)         (880)
          Accounts payable                              75,868        64,793
          Restructuring reserves                       (12,916)      (16,841)
          Accrued expenses                              18,711        32,118
          Accrued income taxes                             330        (2,858)
          Other noncurrent liabilities                   2,344         3,662
                                                       -------       -------
  Net cash provided by operating activities             68,868       111,852
                                                       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                   (109,628)     (102,884)
  Sale of marketable securities                         64,284         5,014
  Maturity of marketable securities                     52,547             -
  Property additions                                  (122,993)      (81,948)
  Property disposals                                     8,518         5,843
                                                       -------       -------
    Net cash used in investing activities             (107,272)     (173,975)
                                                       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt, net of
    issuance costs of $2,747                                 -        97,253
  Repayment of long-term debt                          (12,749)      (15,361)
  Repayment of capital lease obligations                  (750)         (946)
  Purchase of treasury stock                            (7,333)            -
  Proceeds from sale and issuance of
    common stock                                         1,556         1,199
                                                       -------       -------
    Net cash provided by (used in)
      financing activities                             (19,276)       82,145
                                                       -------       -------
    Net increase (decrease) in cash
      and cash equivalents                             (57,680)       20,022
    Cash and cash equivalents at
      beginning of year                                 65,040        19,877
                                                       -------       -------
    Cash and cash equivalents at
      end of period                                   $  7,360       $39,899
                                                       =======        ======
Supplemental cash flow information:
  Interest paid                                       $ 10,490       $ 6,745
  Income taxes paid                                     27,756        22,378



The accompanying notes are an integral part of the financial statements.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results for the first nine months are not necessarily indicative of results for the full fiscal year because the Company's business, in common with the business of retailers generally, is subject to seasonal influences. BJ's Wholesale Club's sales and profits have been strongest in the Christmas holiday season, while HomeBase's sales and profits have typically been strongest in the spring building season.

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

4. The Company classifies its marketable securities as available-for-sale securities in accordance with Statement of Financial Accounting Standards No.
115. At October 28, 1995, marketable securities consisted of high quality debt securities issued by states or their political subdivisions. The fair value of marketable securities exceeded the amortized cost basis by $6,000 at October 28, 1995. All of the Company's marketable securities had maturities of less than two years, with approximately 78% maturing in less than one year.

5. In the quarter ended January 29, 1994, the Company recorded a pre-tax restructuring charge of $101.1 million, primarily related to repositioning its HomeBase division. Eight warehouse stores were closed in that quarter. The results for the periods ended October 29, 1994 excluded the sales and operating income of 16 other HomeBase stores that closed or were planned to be closed as a result of the restructuring.

     As of January 28, 1995, sixteen HomeBase warehouse stores had been closed in connection with the restructuring. Four stores that were originally included in the restructuring will not be closed, due to their improved performance. The results of the remaining stores planned for closing (four as of January 28, 1995 and two as of October 28, 1995) are included in HomeBase's sales and operating income in the current fiscal year, until they begin closing.

6. Presented below is information relative to the operating results of the Company's business segments (dollars in thousands):

                                Thirteen Weeks Ended    Thirty-Nine Weeks Ended
                               -----------------------  -----------------------
                               October 28, October 29,  October 28, October 29,
                                 1995        1994         1995         1994
                               ----------- -----------  ----------- -----------
Net sales:
  BJ's Wholesale Club           $604,426   $558,999    $1,767,903   $1,609,909
  HomeBase                       361,564    346,607     1,134,424    1,068,341
                                 -------    -------     ---------    ---------
                                $965,990   $905,606    $2,902,327   $2,678,250
                                 =======    =======     =========    =========

Operating income:
  BJ's Wholesale Club           $ 15,875   $ 12,684    $   46,866   $   37,128
  HomeBase                        13,353     15,463        47,337       51,656
  General corporate expense       (1,804)    (2,210)       (5,567)      (6,189)
                                 -------    -------     ---------    ---------
                                  27,424     25,937        88,636       82,595
Interest on debt and capital
  leases (net)                    (3,581)    (3,972)      (11,239)     (11,005)
                                 -------    -------      --------    ---------
Income before income taxes      $ 23,843   $ 21,965     $  77,397   $   71,590
                                 =======    =======      ========    =========

Warehouses in operation - end of period:
---------------------------------------
BJ's Wholesale Club                    68         59
HomeBase                               79         79

                     Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Thirteen Weeks (Third Quarter) and Thirty-Nine Weeks (Nine Months) Ended October 28, 1995 versus Thirteen and Thirty-Nine Weeks Ended October 29, 1994.

Results of Operations
---------------------

Consolidated net sales for the quarter ended October 28, 1995 were $1.0 billion, an increase of 6.7% over last year's third quarter. Sales for the first nine months totalled $2.9 billion, an increase of 8.4% over last year. These increases were due primarily to the opening of new warehouse stores, as well as the inclusion of certain HomeBase warehouse stores whose sales were charged to the restructuring reserve last year (see Note 5 of Notes to Consolidated Financial Statements). Comparable store sales at BJ's increased 0.6% in the third quarter and decreased 0.1% for the nine-month period. HomeBase's comparable store sales decreased 6.4% in the third quarter and decreased 5.7% year-to-date. HomeBase's comparable store sales in the third quarter continued to be affected by increased competition and a weak economic environment in several of its markets. 1995 has generally been reported as a difficult year for home improvement retailers due to a slowdown in housing turnover, low lumber prices and unseasonable weather patterns.

Cost of sales (including buying and occupancy costs) was 85.5% of sales in this year's third quarter versus 85.6% in the comparable period last year. Both divisions had slightly improved gross margins in the third quarter this year. For the first nine months, the cost of sales percentage was 85.2% compared to 85.4% last year. This year's lower ratios through October 28, 1995 are due primarily to higher gross margins at HomeBase. BJ's, whose gross margin percentage is significantly lower than HomeBase's gross margin percentage, accounted for a larger portion of total sales this year than last year in the quarter as well as the nine-month period.

Selling, general and administrative ("SG&A") expenses were 11.7% of sales in the third quarter this year compared to 11.6% in last year's third quarter. Year-to-date SG&A expenses were 11.8% this year versus 11.5% last year. These increases were primarily attributable to HomeBase's lower than expected sales volumes this year.

BJ's operating income in this year's third quarter was $15.9 million, an increase of 25.2% over last year's $12.7 million. Year-to-date operating income of $46.9 million was 26.2% higher than last year's $37.1 million. These increases reflected a more favorable merchandise mix this year and expense leverage from operating 68 warehouse clubs versus 59 last year.

Operating income at HomeBase was $13.4 million in the third quarter, down 13.6% from $15.5 million last year. Year-to-date operating income of $47.3 million was 8.4% lower than last year's $51.7 million. Improved gross merchandise margins were offset by the impact of lower-than-expected sales volumes on operating expense ratios.

Last year's results excluded sales and operating income or losses of HomeBase stores planned to be closed in connection with its restructuring. This year's results include sales and operating income of six HomeBase stores that were charged to the reserve last year. Four of these stores were removed from the reserve at the beginning of the fiscal year, due to improved performance. Two other stores currently in operation are expected to close in the future, and their results are being included in HomeBase's sales and operating income subsequent to January 28, 1995 and will continue to be included until they begin closing. In the thirteen weeks ended October 29, 1994, this group of six stores had sales of $23 million and operating income of $1.0 million. Their sales and operating income for the thirty-nine weeks ended October 29, 1994 were $70 million and $2.1 million, respectively. In the thirteen weeks ended January 28, 1995, this group of stores had sales of $19 million and operating income of $.5 million.

The components of net interest expense were as follows (in thousands):

                                     Quarter Ended      Nine Months Ended
                                  -------------------   ------------------
                                  Oct. 28,   Oct. 29,   Oct. 28,  Oct. 29,
                                    1995       1994       1995      1994
                                  --------   --------   --------  --------
Interest expense on debt          $ 4,710    $ 5,352    $14,832   $13,590
Interest and investment income     (1,538)    (1,815)    (4,840)   (3,919)
                                    -----      -----     ------    ------

Interest on debt (net)              3,172      3,537      9,992     9,671
Interest on capital leases            409        435      1,247     1,334
                                    -----      -----     ------    ------

Interest on debt and capital
  leases (net)                    $ 3,581    $ 3,972    $11,239   $11,005
                                    =====      =====     ======    ======

Interest expense on debt was net of capitalized interest of $942,000 in this year's third quarter and $2,420,000 year-to-date. Last year's capitalized interest was $489,000 and $1,777,000 in the third quarter and the first nine months, respectively.

The year-to-date provision for income taxes was 39% of pre-tax income both this year and last year.

Net income for the third quarter was $14.5 million, or $.42 per share, fully diluted, versus $13.4 million, or $.38 per share, last year. For the first nine months, net income was $47.2 million, or $1.34 per share, fully diluted, versus $43.7 million, or $1.24 per share, last year.

During the third quarter, BJ's Wholesale Club introduced a co-branded BJ's MasterCard. Purchases made at BJ's with the card earn a 4% rebate through January 31, 1996, and a 2% rebate after January 31, 1996. All other purchases made with the BJ's MasterCard earn a 1% rebate. Rebates are issued in the form of "BJ's Bucks," which can be redeemed only at BJ's clubs.


Liquidity and Capital Resources
-------------------------------

The Company opened six new BJ's clubs and four new HomeBase warehouse stores, including the relocation of one store, in the first nine months of this fiscal year. Last year the Company opened eight new BJ's clubs and three new HomeBase stores in the same period. The Company expects to open three or four additional new BJ's clubs in the fourth quarter of this fiscal year. In the fiscal year ending January 25, 1997, the Company expects to open approximately five HomeBase stores and eight to ten BJ's clubs.

The Company is committed to a program of renovating its HomeBase stores that were opened prior to 1993. Nineteen of these stores have been remodeled so far, and the Company plans to renovate the remaining stores over the next two and a half years.

As of October 28, 1995, the Company had closed 18 HomeBase warehouse stores in connection with its restructuring and is still obligated under leases for six of these stores. The Company expects to close two additional HomeBase stores that are currently in operation.

The Company's restructuring has generated approximately $68 million of cash flow through October 28, 1995, including approximately $4 million (net of tax benefits) in the first nine months of this year. The net cash outflow in connection with the disposition of the remaining warehouse locations, including long-term lease obligations, is estimated to be approximately $5 million to $10 million (net of tax benefits). The remaining terms of the leases expire at various dates through 2011. In some cases, the Company has made lump sum cash payments to settle lease obligations, and it may settle other future lease obligations in the same manner. The actual remaining cash flows could vary from the estimates above, depending on certain factors, principally the Company's ability to dispose of closed HomeBase locations on anticipated terms.

Cash expended for property additions in the first nine months of the fiscal year was $123.0 million this year compared to $81.9 million last year. The Company's capital expenditures are expected to total approximately $165 million in this fiscal year, including an estimated $90 million for new store real estate. The timing of actual store openings and the amount of related expenditures could vary from these estimates due to the complexity of the real estate development process.

During the second quarter of this fiscal year, the Company's Board of Directors authorized the repurchase of up to $50,000,000 of Waban's common stock in open market transactions. Repurchased shares may be used for the Company's Stock Incentive Plan or may be reissued at such time as the Company's convertible subordinated debentures are presented for conversion into common stock, or for other corporate purposes. As of October 28, 1995, the Company had repurchased 481,500 shares at a total cost of $7.3 million. A total of 20,260 of these shares have been reissued in connection with the Company's Stock Incentive Plan.

In April 1995, the Company entered into an agreement with a group of banks which provides a $150 million line of credit through March 30, 1998. The agreement includes a $20 million sub-facility for standby letters of credit. The Company is required to pay an annual facility fee of $300,000 (subject to adjustment based upon the Company's fixed charge coverage ratio). Borrowings can be made at prime rate, at LIBOR plus a surcharge (currently 0.45%) that depends on fixed charge coverage, or on a competitive bid basis. No compensating balances are required by the agreement. At October 28, 1995, $8.9 million of standby letters of credit were outstanding under the line's sub-facility. The remainder of the line of credit was available for use at the end of the third quarter. The Company has not borrowed against this line of credit.

The increase in merchandise inventories, net of accounts payable, from January 28, 1995 to October 28, 1995 was due to normal seasonal requirements and the addition of new stores. Merchandise inventories, net of accounts payable, increased from October 29, 1994 to October 28, 1995 because of the addition of new stores.

Cash, cash equivalents and marketable securities totalled $63.7 million as of October 28, 1995. The Company expects that its current resources, together with anticipated cash flow from operations, will be sufficient to finance its operations through January 25, 1997. The Company's cash requirements may vary, based on, among other things, the rate at which it disposes of the HomeBase stores that are included in the restructuring.


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


            (b) The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended October 28, 1995.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           WABAN INC.
                                           ----------
                                           (Registrant)





Date:       December 7, 1995            /S/ HERBERT J. ZARKIN
       -----------------------------    -----------------------------
                                           Herbert J. Zarkin
                                           President and
                                           Chief Executive Officer






Date:       December 7, 1995            /S/ EDWARD J. WEISBERGER
       -----------------------------    ------------------------------
                                           Edward J. Weisberger
                                           Senior Vice President and
                                           Chief Financial Officer