Form 10-K405
period 1996-01-27
WABAN INC
filed 1996-04-24
CIK 850316

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

[x]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended January 27, 1996
                                      OR
[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

      Registrant's telephone number, including area code: (508) 651-6500
                                -------------
         Securities registered pursuant to Section 12(b) of the Act:

                                                                 Name of each exchange
                    Title of each class                           on which registered
                    -------------------                         ------------------------
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

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant on March, 15, 1996 was $847,473,000.

    There were 32,980,007 shares of the Registrant's Common Stock, $.01 par value, outstanding as of March 15, 1996.

                            ----------------------
                       Documents Incorporated by Reference

    Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 11, 1996 (Part III).

                                     PART I

Item 1. Business

   The Company operates two warehouse merchandising businesses: BJ's Wholesale Club ("BJ's") and HomeBase. BJ's introduced the warehouse club concept to New England in 1984 and is the third largest membership warehouse chain nationwide. BJ's sells a narrow assortment of brand name food and general merchandise within a wide range of product categories. HomeBase is the second largest operator of home improvement warehouse stores in the western United States and offers a very broad assortment of home improvement and building supply products. As of January 27, 1996, the Company operated 71 BJ's warehouse clubs and 79 HomeBase warehouse stores.

   Both BJ's and HomeBase utilize the efficiencies provided by the warehouse merchandising format to offer their customers first-quality, brand name merchandise at prices substantially below those available through traditional channels of distribution. BJ's and HomeBase both emphasize productivity, efficiency, and disciplined inventory management in order to minimize the cost of carrying and handling merchandise. Each employs sophisticated management information systems to facilitate efficient purchasing, distribution and pricing of inventory. Both chains purchase most of their merchandise directly from manufacturers and operate cross-docking facilities where truckload shipments received from vendors are separated and reassembled for immediate delivery to individual warehouse stores.

   The Company was formed in 1989, when Zayre Corp. (now The TJX Companies, Inc. ("TJX")), as part of its restructuring, combined its BJ's Wholesale Club and HomeBase divisions to form "Waban Inc." In June 1989, TJX distributed all of the Company's outstanding common stock to its shareholders on a pro rata basis.

BJ's Wholesale Club

General

   BJ's Wholesale Club introduced the warehouse club concept to New England in 1984 and has since expanded in the New England and Mid-Atlantic states, as well as in southern Florida. BJ's operates 71 warehouse clubs in twelve states and has over 3.5 million members. The table below shows BJ's locations by state.

                                                           Number of
State                                                      Locations
- -----                                                      ----------
New York                                                       17
Massachusetts                                                  12
New Jersey                                                      9
Maryland                                                        6
Pennsylvania                                                    6
Virginia                                                        6
Connecticut                                                     4
Florida                                                         4
New Hampshire                                                   3
Maine                                                           2
Delaware                                                        1
Rhode Island                                                    1
                                                               --
  Total                                                        71
                                                               ==

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

   The warehouse club industry has grown from sales of approximately $14 billion in 1988 to approximately $41 billion in 1995, rapidly gaining market share of both food and general merchandise sales. The Company believes that continued growth in the industry's market share will come from the addition of new clubs as well as from sales growth of existing clubs, primarily at the expense of more traditional channels of distribution.

Expansion

   Over the last five years BJ's increased the number of its warehouse clubs from 27 to 71.

                    Warehouse        Warehouse     Warehouse       Warehouse
                      Clubs            Clubs         Clubs           Clubs
                   in Operation       Opened         Closed       in Operation
Fiscal Year        at Beginning       During         During          at End
Ended January        of Year         the Year       the Year        of Year
- --------------    --------------   -----------    -----------    --------------
1992                    27               6             4               29
1993                    29              10             --              39
1994                    39              13             --              52
1995                    52              11             1               62
1996                    62               9             --              71

   BJ's currently plans to open approximately nine new warehouse clubs in 1996 (the fiscal year ending January 25, 1997). BJ's store opening strategy for 1996 is focused on filling in existing markets, with expansion in future years planned for both existing and contiguous market areas. Although expansion within existing markets may initially affect sales at existing warehouse clubs adversely, the Company believes that this strategy increases market penetration by increasing the frequency of shopping by current members. In addition, BJ's anticipates improving operational efficiencies in distribution costs and management supervision by concentrating its warehouse clubs geographically.

Store Profile

   The average size of 65 of the 71 BJ's warehouse clubs in operation at January 27, 1996 was approximately 112,000 square feet. BJ's also operated six smaller format clubs with an average size of approximately 69,000 square feet. Including space for parking, a typical BJ's warehouse club requires eight to ten acres of land. BJ's warehouse clubs are located in both free-standing locations and "strip malls." In some locations, BJ's warehouse clubs are combined with other large store retailers in shopping centers known as power centers.

   Construction and site development costs for a new BJ's warehouse club average approximately $5.0 million. Land acquisition costs for a warehouse club generally range from $2.5 million to $5.5 million, but can be significantly higher in some locations. Opening a traditional-sized BJ's warehouse club entails an initial capital investment of approximately $2.0 million for fixtures and equipment, as well as approximately $2.0 million for inventory (net of accounts payable) and pre-opening expenses.

   Since November 1994 the Company has opened one 74,000 square foot and five 68,000 square foot warehouse clubs in smaller market areas. The Company will continue to evaluate the effectiveness of this format for less densely populated markets during 1996. Of the nine new BJ's units planned to be opened in 1996, three are expected to be in the smaller format.

Merchandising

   BJ's merchandising strategy is to provide its members with a broad range of high quality, brand name merchandise at everyday prices consistently lower than the prices available through traditional wholesalers, discount retailers or supermarkets. BJ's limits specific items in each product line to fast selling styles, sizes and colors and, therefore, carries an average of approximately 4,000 active stock-keeping units ("SKUs"). By contrast, supermarkets typically stock approximately 25,000 SKUs, and discount stores typically stock approximately 60,000 SKUs. BJ's works closely with manufacturers to develop packaging and sizes which are best suited to selling through the warehouse club format in order to minimize handling costs and to provide increased value to its members.

   In recent years, food has accounted for an increasing percentage of BJ's sales mix and currently represents approximately 61% of sales. The remaining 39% consists of a wide variety of general merchandise items. Food categories at BJ's include frozen foods, meat and dairy products, dry grocery items, fresh produce, canned goods, and household paper products and cleaning supplies. BJ's offers fresh meat and bakery departments in nearly all its clubs. General merchandise includes office supplies, office equipment, televisions, stereos, small appliances, auto accessories, tires, jewelry, housewares and apparel. Other products and services offered by BJ's include cellular phones, greeting cards, optical centers, lottery ticket counters, an auto buying service and a travel service.

   To ensure that its merchandise selection is closely attuned to the tastes of its members, BJ's employs regional buyers, each of whom is responsible for tailoring the product selection in individual warehouse clubs to the regional and ethnic tastes of the local market.

Membership

   Paid membership is an integral part of the warehouse club concept. In addition to providing a source of revenue which permits the Company to offer low prices, membership also reinforces customer loyalty and acts as a screening device, allowing BJ's to concentrate on serving high volume repeat customers. BJ's internal demographic studies indicate that its customers are more likely to be home owners and tend to have incomes, ages and family sizes which are above the average for its trading areas. BJ's has two primary types of members: business members and Inner Circle (household) members. At January 27, 1996, the Company had over 3.5 million members (including supplemental cardholders).

   BJ's charges an annual membership fee for individuals and qualified businesses of $30 for the primary membership card and provides one free supplemental card to each primary member. Additional supplemental cards for business members cost $15 each. BJ's membership policy is less restrictive than certain of its competitors, who require individual members to belong to certain qualifying groups. The Company believes that its more liberal membership policy has attracted incremental sales without adversely affecting its costs.

Advertising

   BJ's increases customer awareness of its warehouse clubs primarily through public relations efforts, new store marketing programs and direct mail solicitations. BJ's employs a team of dedicated marketing personnel who solicit potential business members and who contact selected community groups to increase the number of members. From time to time, BJ's runs free trial membership promotions to attract new members with the objective of converting them to paid membership status and also uses one-day passes to introduce non-members to its warehouse clubs.

   BJ's policy is generally to limit advertising and promotional expenses to new warehouse club openings and to utilize print and electronic media advertising sparingly. The Company uses limited vendor-funded television and radio advertising during the holiday season. These policies result in very low marketing expenses as compared to typical discount retailers and supermarkets.

Warehouse Club Operations

   The Company's ability to achieve profitable operations while offering high quality merchandise at low prices depends upon the efficient operation of its warehouse clubs and high sales volumes. BJ's buys virtually all of its merchandise at volume discounts from manufacturers for shipment either to a BJ's cross-docking facility or directly to BJ's warehouse clubs. This eliminates many of the costs associated with traditional multiple-step distribution channels, including distributors' commissions and the costs of storing merchandise in central distribution facilities.

   BJ's routes a significant percentage of its general merchandise as well as an increasing percentage of food purchases through cross-docking facilities which break down truckload quantity shipments from manufacturers and re-allocate these goods for shipment, generally on a same-day basis, to individual warehouse clubs. This permits BJ's to negotiate better volume discounts and reduces freight expense, the number of trucks received at each warehouse club and related receiving costs.

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

   In October 1995, BJ's began accepting MasterCard in all its clubs. At the same time, BJ's introduced a co- branded MasterCard. Purchases made at BJ's with the card earn a 2% rebate. All other purchases with the BJ's MasterCard earn a 1% rebate. Rebates are issued in the form of "BJ's Bucks," which can be redeemed by members only at BJ's clubs. In addition to MasterCard, BJ's permits members to pay for their purchases by cash, check, Discover card, or a BJ's credit card, which is provided by a major financial institution on a non-recourse basis.

Management Information Systems

   Over the past several years, BJ's has made a significant investment in enhancing the efficiency with which it handles purchases and captures sales information. BJ's was the first warehouse club to introduce scanning devices which work in conjunction with its electronic point of sale (EPOS) terminals. Sales data from the EPOS terminals is continually transmitted to a minicomputer in the warehouse club and transmitted daily to a mainframe computer which provides detailed sales information to the Company's management and merchants. BJ's utilizes a sophisticated merchandise replenishment algorithm to suggest quantities to be re-ordered, which are then monitored daily by BJ's buying staff. BJ's fully integrated system also maintains detailed purchasing data on individual members, permitting BJ's merchants and store managers to track changes in members' buying behavior.

Competition

   BJ's competes with a wide range of national, regional and local retailers and wholesalers selling food or general merchandise in its markets, including supermarkets, general merchandise chains, specialty chains and other warehouse clubs, some of which have significantly greater financial and marketing resources than the Company. Major competitors that operate warehouse clubs include Price-Costco Inc. and Sam's Clubs (a division of Wal-Mart Stores, Inc.).

   A large number of competitive membership warehouse clubs have opened in the Northeast in recent years. Sixty-two of BJ's 71 warehouse clubs have at least one competitive membership warehouse club in their trading areas at an average distance of approximately 7 miles.

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

HomeBase

General

   HomeBase opened its first warehouse store in California in October 1983 and as of January 27, 1996, operated 79 warehouse stores in 10 states (including two stores identified for closing as part of HomeBase's restructuring; see "Strategic Initiatives and Restructuring"). HomeBase's warehouse stores are located in the western United States. The table below shows HomeBase's locations by state as of January 27, 1996.

                                      Number of
State                                 Locations
- -----                                ----------
California                               46
Washington                                9
Colorado                                  6
Arizona                                   4
New Mexico                                3
Oregon                                    3
Utah                                      3
Nevada                                    2
Texas                                     2
Idaho                                     1
                                         --
   Total                                 79
                                         ==

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

   The warehouse format generally serves two broad customer groups within the home improvement industry. The first group consists of individuals and families that are making purchases and completing projects generally for their own homes on a Do-It-Yourself basis. These DIY customers range from casual to serious, and require varying levels of support in planning and selecting their purchases. The second customer group consists of professional contractors and facility managers who use home improvement and building supply products on a daily basis in their businesses.

   The Company believes that demographic and lifestyle factors such as the aging of baby boomers, the increase in home-centered activities and the aging housing stock will create growing demand for home improvement products and services. The Company believes that the overall market for home improvement products was approximately $134 billion in 1995.

   Over the last ten years, warehouse-format home center retailers have gained significant market share in the United States by offering lower prices, greater product selection and more in-stock merchandise than traditional home center, hardware and lumber yard operators. In addition, warehouse stores have been able to take advantage of economies created by large sales volumes.

Strategic Initiatives and Restructuring

   In 1993 HomeBase introduced a series of strategic initiatives designed to strengthen its market position in the western United States and improve its profitability. These initiatives included (i) a significant increase in the level of customer service offered at HomeBase stores, through an increase in the number of salespeople, including hiring experienced tradespeople and others with specialized product knowledge in home improvement fields, and enhanced sales and service training for both new and existing store employees, (ii) improvement in gross margin through buying efficiencies created by centralization of the merchandise replenishment function, improved distribution of merchandise to reduce freight costs, and selective price increases, and (iii) an aggressive marketing program to communicate to customers the benefits of shopping at HomeBase and its improved levels of customer service. In the third quarter of 1993 a new management team, led by a senior executive from BJ's, was installed at HomeBase to implement these strategic initiatives.

   The Company recorded a pre-tax restructuring charge of $101.1 million in the fourth quarter of 1993 primarily to cover expenses related to the repositioning of HomeBase. The restructuring has enabled HomeBase to focus its management efforts and financial resources on strengthening its competitive position in the western United States. This charge reflects (i) the closing of all eight of the Company's stores in midwestern markets (Chicago and Toledo), which were outside HomeBase's primary market area, (ii) the planned closing of 12 additional stores, 10 of which were closed by January 27, 1996, and (iii) liquidating certain discontinued merchandise during 1994. The Company is actively seeking to assign or sublease six closed stores, as well as the other two stores identified for closing which were still in operation at January 27, 1996.

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

   The following table shows the number of HomeBase stores opened and closed during the last five years:

                    Warehouse        Warehouse     Warehouse       Warehouse
                      Stores          Stores         Stores          Stores
                   in Operation       Opened         Closed       in Operation
Fiscal Year        at Beginning       During         During          at End
Ended January        of Year         the Year       the Year        of Year
- --------------    --------------   -----------    -----------    --------------
1992                    66               7             --              73
1993                    73              13             --              86
1994                    86               5             9               82
1995                    82               3             8               77
1996                    77               4             2               79

   HomeBase plans to open approximately six warehouse stores (including the relocation of one store) in 1996, which will be located in existing market areas. Over the past two years, HomeBase has completed the remodeling of 23 older warehouse stores and will continue this program in 1996. By spring of 1996, over 50% of the HomeBase chain, including 13 new stores opened since September 1993, will reflect its new prototype design.

Store Profile

   The average size of the 79 HomeBase warehouse stores in operation at January 27, 1996 was 102,000 square feet. Most HomeBase warehouse stores also utilize additional outside selling space for nursery and garden centers. HomeBase's warehouse stores are located in both free-standing locations and "strip malls." In some locations, HomeBase warehouse stores are combined with membership warehouse clubs or other large store retailers in shopping centers known as power centers.

   Including space for parking, a typical new HomeBase warehouse store requires eight to ten acres of land. Construction and site development costs for a new HomeBase warehouse store average $5.0 million. Land acquisition costs for a new warehouse store generally range from $2.0 million to $6.0 million. A new HomeBase warehouse store entails an initial capital investment of approximately $1.6 million for fixtures and equipment. In addition to capital expenditures, each new warehouse store requires an investment of approximately $2.5 million for inventory (net of accounts payable) and pre-opening expenses.

Merchandising

   HomeBase's large product offering provides a broad selection of brand name merchandise to both DIY customers and professional contractors. The Company believes that its 28,000 SKU selection is broader than the selection offered by traditional home center competitors.

   HomeBase believes that the operating efficiencies of the warehouse format provide substantial savings over other channels of home improvement and building supply product distribution. In order to achieve greater operational efficiencies and reduce freight and handling costs, as well as improve the manner in which it acquires products, HomeBase has centralized its merchandise replenishment operations and improved its logistics of distribution. This program also permits the Company to redeploy more store personnel to customer service activities.

   Merchandise sold by HomeBase includes lumber, building materials, plumbing supplies and fixtures, electrical materials and fixtures, kitchen cabinets, hand and power tools, hardware, paints, garden supplies, nursery items, home decorative items and related seasonal and household merchandise. HomeBase's brand name orientation allows customers to compare HomeBase's prices to the same items offered by competitors. In selected categories, HomeBase supplements these brand name offerings with high quality private label products at lower prices.

Marketing and Advertising

   HomeBase addresses its primary target customers through a mix of newspaper, direct mail, radio and television advertising. The primary advertising medium is newspaper advertisements, including both freestanding inserts and run-of-press-ads. Television and radio advertising is used to reinforce HomeBase's image of providing superior customer service and a broad assortment of merchandise at everyday low prices. Additionally, the Company participates in or hosts a variety of home shows, customer hospitality events and contractor product shows. HomeBase solicits vendor participation in many of its advertising programs.

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

   HomeBase believes that it is important to expand the DIY marketplace by encouraging new DIY customers and upgrading the skills and confidence levels of existing DIY customers. HomeBase provides assistance and training to DIY customers, including regularly scheduled customer clinics on a wide range of home improvement projects. Delivery and installation are also available as services to DIY customers.

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

   HomeBase strives to develop the skills of its store personnel to ensure that customers consistently receive knowledgeable and courteous assistance. HomeBase's training programs emphasize the importance of customer service and improve store employees' selling skills. HomeBase provides extensive training for its entry level warehouse store personnel through a comprehensive in-house training program that combines on-the-job training with formal seminars and meetings. On an ongoing basis, warehouse store personnel attend frequent in-house training sessions conducted by HomeBase's training staff or by manufacturers' representatives, and they receive sales, product and other information in frequent meetings with their managers. HomeBase's satellite television system (HBTV) permits it to simultaneously broadcast training sessions from its Irvine, California headquarters to every individual warehouse store location.

   Most of HomeBase's merchandise is purchased from manufacturers for shipment either directly to the selling warehouse store or to cross-docking facilities where large shipments are broken down and separated for transfer to individual warehouse stores, generally on a same-day basis. By operating no-frills warehouse stores, HomeBase's fixturing and operating costs are kept substantially below those of traditional home improvement retailers.

   HomeBase offers its own private label credit card to customers under a non-recourse program operated by a major financial institution and also accepts MasterCard, Visa, Discover and American Express.

Management Information Systems

   HomeBase uses a fully integrated management information system to monitor sales, track inventory and provide rapid feedback on the performance of its business. Each HomeBase warehouse store operates point-of-sale terminals which capture information on each item sold via UPC scanning. Minicomputers at each warehouse store process and consolidate this information during the selling day and transmit it each night to HomeBase's information center via satellite, where it is processed daily to support merchandising, inventory replenishment and promotional decisions.

   HomeBase introduced scanning to the home improvement industry and is a leader in implementing electronic data interchange ("EDI"). EDI permits both HomeBase and its vendors to save money and reduce errors by electronically transmitting purchase order information. HomeBase now uses EDI with over 1,200 vendors and continues to expand its use of this technology.

Competition

   HomeBase competes with other home improvement warehouse stores and a wide range of businesses engaged in the wholesale or retail sale of home improvement and building supply merchandise, including home centers, hardware stores, lumber yards and discount stores. The Company believes the major competitive factors in the markets in which HomeBase competes are customer service, price, product selection, location and name recognition. The Company believes that its improved level of customer service, the value offered by HomeBase's low prices and the one-stop shopping available through its full range of home improvement products give it an advantage over many of its traditional home center competitors. The major competitor in HomeBase's market areas that also uses the warehouse merchandising format is The Home Depot, Inc., which has significantly greater financial and marketing resources than the Company. Approximately 85% of HomeBase's warehouse stores compete with Home Depot units. HomeBase also competes with Builders Square (a division of Kmart Corp.), and a number of smaller regional operators such as Eagle Hardware & Garden, Inc., Orchard Supply Hardware Corporation, and Contractor's Warehouse (a division of Grossman's Inc.). Approximately 95% of HomeBase's warehouse stores have at least one warehouse home improvement retailer in their trading areas at an average distance of approximately 3 miles.

Employees

   As of January 27, 1996, the Company had approximately 19,000 employees, of whom approximately 3,000 were part-time employees. Approximately 1,300 employees were corporate and divisional management and office support employees; the balance were warehouse personnel.

   None of the Company's employees is represented by unions. The Company considers its relations with its employees to be excellent.

Item 2. Properties

   The Company operated 150 warehouse locations as of January 27, 1996, of which 105 are leased under long- term leases and 36 are owned. The Company owns the buildings at the remaining nine locations, which are subject to long-term ground leases.

   The unexpired terms of warehouse location leases range from 4.0 years to
37.9 years, and average approximately 13.9 years. The Company has options to renew all of its leases for periods that range from approximately 5 to 50 years and average approximately 18.9 years. These leases require fixed monthly rental payments which are subject to various adjustments. In addition, certain leases require payment of a percentage of the warehouse's gross sales in excess of certain amounts. Most leases require that the Company pay all property taxes, insurance, utilities and other operating costs.

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

   Listings of BJ's and HomeBase locations within each state are shown on pages 1 and 4, respectively.

Item 3. Legal Proceedings

   The Company is involved in various legal proceedings incident to the character of its business. Although it is not possible to predict the outcome of these proceedings, or any claims against the Company related thereto, the Company believes that such proceedings will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

   No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended January 27, 1996.

Item 4A. Executive Officers of the Registrant

   The following persons are the executive officers of the Company as of the date hereof:

                                                       Office and Employment
Name                 Age                               During Last Five Years
- ----                 ---                               ----------------------
Sumner L. Feldberg    71      Chairman of the Board of the Company since February 1989; Chairman of the Board of The TJX Companies, Inc. from 1989 to 1995.
Herbert J. Zarkin     57      President, Chief Executive Officer and Director of the Company since May
                              1993; Executive Vice President of the Company (1989-1993); President of
                              BJ's Wholesale Club (1990-1993).
John J. Nugent        49      Executive Vice President of the Company and President of BJ's Wholesale
                              Club since September 1993; Senior Vice President of BJ's Wholesale Club
                              (1991-1993); Director of Sales Operations of BJ's Wholesale Club (1989-1993).
Allan P. Sherman      51      Executive Vice President of the Company since May 1993 and President of
                              HomeBase since September 1993; President of BJ's Wholesale Club (May
                              1993 to September 1993); Senior Vice President and General Merchandise
                              Manager--Non-Food of BJ's Wholesale Club (1991-1993).
Sarah M. Gallivan     53      Vice President, General Counsel and Secretary of the Company since
                              December 1989.


Edward J. Weisberger  54      Senior Vice President and Chief Financial Officer since September 1994;
                              Vice President--Finance of the Company (April 1989 to September 1994).

   All officers hold office until the next annual meeting of the Board of Directors in 1996 and until their successors are elected and qualified.

                                   PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters

   The common stock of the Company is listed on the New York Stock Exchange (symbol WBN). The quarterly high and low stock prices for the fiscal years ended January 27, 1996 and January 28, 1995 were:

                   Fiscal Year Ended    Fiscal Year Ended
                    January 27, 1996     January 28, 1995
                   -----------------    ------------------
Quarter             High       Low       High       Low
- -------            -------    ------   -------    --------
First               20-3/8    15-7/8    20-1/8     14-1/8
Second              16-3/4    13-1/2    19         14-1/2
Third               19-1/4    15-1/2    20         16-3/4
Fourth              19-5/8    15-1/4    19-3/4     14-7/8

   The approximate number of stockholders of record at March 30, 1996 was 4,100. The Company has not paid any dividends. For restrictions on the payment of dividends, see Note C of Notes to the Consolidated Financial Statements.

Item 6. Selected Financial Data

                                                                   Fiscal Year Ended
                                        -------------------------------------------------------------------------
                                        Jan. 27,        Jan. 28,       Jan. 29,        Jan. 30,       Jan. 25,
                                          1996            1995           1994            1993           1992
                                       -----------   ------------    ------------    ------------   ------------
                                                                                      (53 weeks)
                                                      (Dollars in Thousands Except Per Share Data)
Income Statement Data:
Net sales                              $ 3,978,384    $ 3,650,281     $ 3,589,341    $ 3,357,794     $ 2,783,585
                                         ---------      ----------      ----------     ----------     ----------
Cost of sales, including buying and
  occupancy costs                        3,387,992      3,110,787       3,086,670      2,881,334       2,399,765
Selling, general and administrative
  expenses                                 455,523        418,404         423,026        401,905         322,705
Restructuring charge                            --             --         101,133             --              --
Cost of closing BJ's warehouse
  clubs in Chicago                              --             --              --             --           5,500
Discontinuation of HomeClub name                --             --              --             --           3,400
Interest on debt and capital
  leases (net)                              15,431         14,898          12,489          6,280           3,292
                                         ---------      ----------      ----------     ----------     ----------
Income (loss) before income taxes
  and cumulative effect of
  accounting principle changes             119,438        106,192         (33,977)        68,275          48,923
Provision (benefit) for income
  taxes                                     46,461         41,202         (15,290)        24,033          18,914
                                         ---------      ----------      ----------     ----------     ----------
Income (loss) before cumulative
  effect of accounting principle
  changes                                   72,977         64,990         (18,687)        44,242          30,009
Cumulative effect of accounting
  principle changes                             --             --             905             --              --
                                         ---------      ----------      ----------     ----------     ----------
Net income (loss)                      $    72,977    $    64,990     $   (17,782)   $    44,242     $    30,009
                                         =========      ==========      ==========     ==========     ==========
Income (loss) per common share:
 Primary earnings per share:
   Income (loss) before cumulative
    effect of accounting principle
    changes                            $      2.20    $      1.95     $     (0.56)   $      1.33     $      1.01
  Cumulative effect of accounting
    principle changes                           --             --            0.02             --              --
                                         ---------      ----------      ----------     ----------     ----------
 Net income (loss)                     $      2.20    $      1.95     $     (0.54)   $      1.33     $      1.01
                                         =========      ==========      ==========     ==========     ==========
  Fully diluted earnings per share:
    Income (loss) before
     cumulative effect of
     accounting principle changes      $      2.05    $      1.83     $     (0.56)   $      1.31     $      1.01
   Cumulative effect of accounting
     principle changes                          --             --            0.02             --              --
                                         ---------      ----------      ----------     ----------     ----------
 Net income (loss)                     $      2.05    $      1.83     $     (0.54)   $      1.31     $      1.01
                                         =========      ==========      ==========     ==========     ==========
Number of common shares for
  earnings per share computations:
  Primary                               33,220,445     33,405,014      33,082,362     33,191,497      29,807,255
  Fully diluted                         37,784,238     37,792,893      33,082,362     35,706,763      29,810,348
Balance Sheet Data:
Working capital                        $   265,450    $   308,749     $   213,315    $   286,313     $   268,559
Total assets                             1,332,451      1,237,521       1,072,994      1,006,663         786,405
Long-term debt and obligations
  under capital leases                     245,313        258,763         174,054        192,630          86,774
Stockholders' equity                       555,120        488,089         420,492        436,610         388,645
Warehouses open at end of year:
BJ's Wholesale Club                             71             62              52             39              29
HomeBase                                        79             77              82             86              73

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The Company's fiscal year ends on the last Saturday in January. The fiscal year ended January 27, 1996 is referred to as "1995" or "fiscal 1995" below. The fiscal years ended January 28, 1995 and January 29, 1994 are referred to as "1994" or "fiscal 1994" and "1993" or "fiscal 1993," respectively.

Results of Operations

   The following table presents selected income statement and segment data for the last three fiscal years:

                                                            Fiscal Year Ended
                                  ----------------------------------------------------------------------
                                    January 27, 1996        January 28, 1995         January 29, 1994
                                  ---------------------    --------------------   ---------------------

                                                % of                    % of                    % of
                                    $        Net Sales       $       Net Sales       $        Net Sales
                                  --------    ---------    -------    ---------    -------   ----------
                                             (Dollars in Millions Except Per Share Amounts)
Income Statement Data:
Net sales                        $3,978.4      100.0%     $3,650.3     100.0%     $3,589.3      100.0%
Cost of sales, including
  buying and occupancy costs      3,388.0       85.2       3,110.8      85.2       3,086.7       86.0
Selling, general and
  administrative expenses           455.5       11.4         418.4      11.5         423.0       11.8
Restructuring charge                --           --          --          --          101.1        2.8
Interest on debt and capital
  leases (net)                       15.4         .4          14.9        .4          12.5         .3
                                  -------     --------       -----     --------      -----      --------
Income (loss) before income
  taxes and cumulative effect
  of accounting principle
  changes                           119.5        3.0         106.2       2.9         (34.0)       (.9)
Provision (benefit) for
  income taxes                       46.5        1.2          41.2       1.1         (15.3)       (.4)
                                  -------     --------       -----     --------      -----      --------
Income (loss) before
  cumulative effect of
  accounting principle
  changes                            73.0        1.8          65.0       1.8         (18.7)       (.5)
Cumulative effect of
  accounting principle
  changes                              --           --          --          --          .9         --
                                  -------     --------       -----     --------      -----      --------
Net income (loss)                $   73.0        1.8%     $   65.0       1.8%     $  (17.8)       (.5)%
                                  =======     ========       =====     ========      =====      ========
Fully diluted net income
  (loss) per common share        $   2.05                 $   1.83                $   (.54)
                                  =======                    =====                   =====
Selected Segment Data:
BJ's Wholesale Club:
 Net sales                       $2,529.6      100.0%     $2,293.1     100.0 %    $2,003.4      100.0 %
 Operating income                $   86.5        3.4%     $   68.8       3.0%     $   45.2        2.3%
HomeBase:
 Net sales                       $1,448.8      100.0%     $1,357.2     100.0%     $1,586.0      100.0%
 Operating income (loss)         $   55.8        3.8%     $   60.7       4.5%     $  (55.8)      (3.5)%

   In the fourth quarter of 1993, the Company recorded a $101.1 million pre-tax restructuring charge, primarily related to repositioning its HomeBase division. Results for 1993 excluded sales and operating income or losses from October 31, 1993 to January 29, 1994 for the eight midwestern HomeBase warehouse stores that closed in that quarter, and from November 28, 1993 to January 29, 1994 for the other 16 HomeBase warehouse stores planned to be closed. The Company's results for 1994 also excluded the sales and operating losses of those 16 stores, eight of which were closed during 1994. Sales from all 24 warehouse stores were excluded from the computation of comparable store sales growth from 1993 to 1994.

   HomeBase's reported sales and operating income for 1995 included all stores in operation. Sales from the eight warehouse stores which closed in 1994 and the two warehouse stores which closed in 1995 were excluded from the computation of comparable store sales growth from 1994 to 1995.

Sales

   Total sales of the Company increased by 9.0% from 1994 to 1995 and by 1.7% from 1993 to 1994. The increases in both years were due to the opening of new warehouse stores. Adjusting 1993 and 1994 sales for HomeBase stores whose sales and operating income were charged to the reserve in 1994, total sales for the Company increased by 6.4% from 1994 to 1995 and by 10.0% from 1993 to 1994. Comparable store sales increases (decreases) for the last two fiscal years were as follows:

                          1995 vs.    1994 vs.
                            1994        1993
                          --------   ----------
BJ's Wholesale Club          0.4%       (2.5)%
HomeBase                    (5.0)%      (1.1)%
Total                       (1.8)%      (1.9)%

   Comparable store sales at BJ's over the last two years were affected by increased competition and the opening of new BJ's clubs in the same markets as existing BJ's clubs, especially in 1994. BJ's had comparable store sales increases in each of the last nine months of fiscal 1995.

   HomeBase's comparable store sales in the last two years were affected by increased competition, as well as weak economic conditions in California, where HomeBase has its largest concentration of stores. Sales in 1995 also were impacted by significant deflation in lumber prices, a general slowdown in housing turnover, and severe weather in the western United States in the first quarter of 1995.

Cost of Sales

   Cost of sales (including buying and occupancy costs) as a percentage of sales was 85.2% in both 1995 and 1994, and 86.0% in 1993. Although BJ's, which has lower gross margins than HomeBase, contributed an increasing proportion of sales throughout the period from 1993 to 1995, the cost of sales percentage was flat in 1995 and decreased by .8% in 1994, primarily because the cost of sales ratio at HomeBase declined in both years.

Selling, General and Administrative Expenses

   Selling, general and administrative ("SG&A") expenses as a percentage of sales were 11.4% in 1995, 11.5% in 1994, and 11.8% in 1993. The ratio of SG&A expenses to sales declined in both 1995 and 1994 because of BJ's increased proportion of consolidated sales and its improved SG&A ratios in both years. SG&A expenses as a percentage of sales are lower at BJ's than at HomeBase, which offers a higher level of customer service. HomeBase's SG&A expense ratio rose in 1994 and 1995, due primarily to increased store payroll to provide improved customer service.

Restructuring

   The Company's $101.1 million pre-tax restructuring charge in 1993 related principally to store closings and the write-down of discontinued inventory at HomeBase. The charge, which was recorded in the fourth quarter of fiscal 1993, anticipated the closing of 24 HomeBase warehouse stores. As of January 27, 1996, eighteen of these stores have been closed. Two additional stores are expected to close in the future, which will bring the number of HomeBase stores closed in connection with the restructuring to twenty. Four stores that were originally included in the restructuring are no longer designated for closing, due to their improved performance. The discontinued merchandise has been liquidated.

   The Company is still obligated under leases for six closed stores which had not been subleased as of January 27, 1996. In the fourth quarter of 1995, the Company increased its restructuring reserves by $6.0 million pre-tax ($3.6 million net of tax benefits), primarily to adjust estimated lease obligations related to these six stores. This addition to the reserves was offset by a corresponding adjustment in the Company's income tax liabilities (see "Income Taxes" below).

   The balance remaining in the restructuring reserves at January 27, 1996 totalled $30.7 million. Approximately $24 million was reserved for lease obligations (net of sublease income), $4 million for store closing costs and $3 million (which is netted against property held for sale) for losses on the disposal of owned property. These reserves are based on a number of estimates, and actual future costs could vary from these estimates, depending on certain factors, principally the Company's ability to sublease, assign or sell closed HomeBase locations on anticipated terms.

Operating Income

   BJ's operating income was $86.5 million in 1995, $68.8 million in 1994, and $45.2 million in 1993. Operating income in 1993 included a pre-tax charge of $2.2 million related to the relocation of BJ's Syracuse, NY club. BJ's improvement in operating income over the three-year period reflects a more favorable merchandising mix, with a shift from high-ticket, lower margin categories, to higher margin categories, efficiencies in merchandise acquisition and distribution (cross-docking facilities are now operated by BJ's instead of by third parties), tight expense control, and expense leverage from operating additional warehouse clubs.

   HomeBase's operating income was $55.8 million in 1995, compared with $60.7 million in 1994 and an operating loss of $55.8 million in 1993, which included a pre-tax restructuring charge of $98.5 million and operating losses of $7.6 million for stores in the restructuring reserve. The improvement in operating income from 1993 ($50.3 million before restructuring related items) to 1994 was due to higher gross margins which more than offset higher store payrolls, reflecting HomeBase's strategic initiative to improve customer service and achieve higher margins through a better mix of sales, efficiencies in merchandise distribution and selective price increases. Operating income decreased from 1994 to 1995 primarily because of the impact of lower-than-expected sales volumes.

Interest

   The components of net interest expense in the last three years were as follows (in millions):

                                                               Fiscal Year Ended
                                               ---------------------------------------------------
                                              Jan. 27, 1996     Jan. 28, 1995      Jan. 29, 1994
                                               --------------   --------------   ----------------
Interest expense on debt                          $19.8             $19.1              $11.4
Interest and investment income                     (6.0)             (6.0)              (1.5)
                                                ------------      ------------      --------------
Interest on debt (net)                             13.8              13.1                9.9
Interest on capital leases                          1.6               1.8                2.6
                                                ------------      ------------      --------------
Interest on debt and capital leases (net)         $15.4             $14.9              $12.5
                                                ============      ============      ==============

   The increases in interest expense on debt and in interest and investment income from 1993 to 1994 were due primarily to the issuance of $100 million of 11% Senior Subordinated Notes in May 1994 and the investment of the net proceeds of $97.3 million. Interest expense on debt in 1995 included a full year's interest on the Senior Subordinated Notes versus a partial year in 1994. This was mostly offset by a reduction in interest on the Company's 9.58% Senior Notes (average balance reduced by $12 million) and an increase in capitalized interest of approximately $1.0 million.

Income Taxes

   The Company's income tax provision was 38.9% of pre-tax income in 1995 and 38.8% in 1994, compared to an income tax benefit of 45.0% in 1993. The Company's provision for income taxes in 1993 included 38.2% of pre-tax income before the restructuring charge and a 40.5% tax benefit from the restructuring charge. During 1995 the statute of limitations expired for certain taxable years. As a result, previously accrued tax liabilities of approximately $3.6 million related to these years were no longer required. This excess amount was reclassified to the Company's restructuring reserve liabilities with no impact on the Company's provision for income taxes (see "Restructuring" above).

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

SFAS No. 109, "Accounting for Income Taxes"                                    $1.6
SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than
  Pensions," net of tax benefit                                                 (.2)
SFAS No. 112, "Employers' Accounting for Postemployment Benefits," net of
  tax benefit                                                                   (.5)
                                                                               -----
                                                                               $ .9
                                                                               =====

Net Income

   Net income for 1995 was $73.0 million, or $2.05 per share, fully diluted, compared to net income of $65.0 million, or $1.83 per share, in 1994 and a net loss of $17.8 million, or $.54 per share, in 1993. Net income in 1993 would have been $47.3 million, or $1.37 per share, fully diluted, excluding the restructuring charge, the cost of relocating BJ's Syracuse, NY club, operating losses of the HomeBase stores that were subsequently included in the restructuring reserve and the net cumulative effect of accounting changes.

Liquidity and Capital Resources

   Net cash provided by operating activities was $99.5 million in 1995 versus $123.1 million in 1994. Excluding cash flow generated by the Company's restructuring, net cash provided by operating activities was $103.3 million in 1995 and $95.6 million in 1994.

   Cash expended for property additions was $163.5 million in 1995 and $111.7 million in 1994. The Company opened nine new BJ's clubs and four new HomeBase warehouse stores, including the relocation of one store, in 1995. In the previous year, the Company opened a total of 14 new stores. Eleven of the stores opened in each year were owned. The Company also remodeled 12 HomeBase warehouse stores during 1995 and 11 HomeBase warehouse stores during 1994. The increase in cash expended for property additions from 1994 to 1995 was due in part to a higher level of expenditures in 1995 for future store openings and for renovations.

   The Company's capital expenditures are expected to total approximately $135 million in 1996, based on opening nine new BJ's clubs and six new HomeBase warehouse stores, including the relocation of one HomeBase store. The Company also plans to renovate approximately 12 HomeBase warehouse stores during the year. The timing of actual store openings and the amount of related expenditures could vary from these estimates due to the complexity of the real estate development process.

   As of January 27, 1996, the Company had closed 18 HomeBase warehouse stores in connection with its restructuring and was still obligated under leases for six of these stores. The Company expects to close two additional HomeBase stores that are currently in operation.

   The Company's restructuring has generated approximately $68 million of cash flow through January 27, 1996 (net of tax benefits), including approximately $4 million in fiscal 1995. The net cash outflow in connection with the disposition of the remaining warehouse locations, including long-term lease obligations, is estimated to be approximately $5 million to $10 million (net of tax benefits). The remaining terms of the leases expire at various dates through 2011. In some cases, the Company has made lump sum cash payments to settle lease obligations, and it may settle other future lease obligations in the same manner. The actual remaining cash flows could vary from the estimates above, depending on certain factors, principally the Company's ability to dispose of closed HomeBase locations on anticipated terms.

   During the second quarter of fiscal 1995, the Company's Board of Directors authorized the repurchase of up to $50,000,000 of Waban's common stock in open market transactions. Repurchased shares may be used for the Company's Stock Incentive Plan or may be reissued at such time as the Company's convertible subordinated debentures are presented for conversion into common stock, or for other corporate purposes. As of January 27, 1996, the Company had repurchased 622,300 shares at a total cost of $9.9 million. A total of 54,729 of these shares have been reissued in connection with the Company's Stock Incentive Plans.

   In April 1995, the Company entered into an agreement with a group of banks which provides a $150 million line of credit through March 30, 1998. The agreement includes a $20 million sub-facility for standby letters of credit. As of January 27, 1996, the Company is required to pay an annual facility fee of $300,000 (subject to adjustment based upon the Company's fixed charge coverage ratio). Borrowings can be made at prime rate, at LIBOR plus a surcharge (currently 0.45%) that depends on fixed charge coverage, or on a competitive bid basis. No compensating balances are required by the agreement. At January 27, 1996, $9.9 million of standby letters of credit were outstanding under the line's sub-facility. The remainder of the line of credit was available for use at the end of the fiscal year. The Company has not borrowed against this line of credit.

   Cash, cash equivalents and marketable securities totalled $52.5 million as of January 27, 1996. The Company expects that its current resources, together with anticipated cash flow from operations, will be sufficient to finance its operations through January 25, 1997. However, the Company may from time to time seek to obtain additional financing. The Company's cash requirements may vary, based on, among other things, the rate at which it disposes of HomeBase stores closed in connection with the restructuring.

Seasonality

   BJ's sales and operating income have been strongest in the Christmas holiday season and lowest in the first quarter of each fiscal year. HomeBase's sales and earnings are typically lower in the first and fourth quarters than they are in the second and third quarters, which correspond to the most active season for home construction.

Statements of Financial Accounting Standards Nos. 121 and 123

   Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and SFAS No. 123, "Accounting for Stock-Based Compensation," become effective for the Company's fiscal year ending January 25, 1997.

   SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company does not expect SFAS No. 121 to have a material effect on its financial statements in the fiscal year ending January 25, 1997.

   SFAS No. 123 provides a choice of adopting its fair value based method of expense recognition for stock-based awards granted to employees or applying the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." The Company expects to continue to apply the accounting provisions of APB No. 25 and adopt the disclosure-only provisions of SFAS No. 123 in 1996; consequently, SFAS No. 123 is expected to have no effect on the Company's financial position or results of operations in the fiscal year ending January 25, 1997.

Forward-Looking Statements

   This Annual Report on Form 10-K contains "forward-looking statements," including certain information with respect to the Company's plans and strategy for its business. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below, as well as other factors noted elsewhere in this Annual Report on Form 10-K.

   Regional Economic Conditions. BJ's warehouse clubs are located primarily in the northeastern United States and HomeBase's warehouse stores are located primarily in the western United States, particularly California. Both BJ's and HomeBase have been adversely affected from time to time by economic downturns experienced in their respective geographic markets and future economic downturns in such regions could adversely affect the Company's results of operations.

   Competition. The Company's businesses compete with a large number and variety of wholesalers and retailers, including several large national chains in the warehouse merchandising business, some of which have significantly greater financial and marketing resources than the Company. Competition exists primarily in the areas of price, product selection and service. Competitive factors could require price reductions or increased operational costs, including increased expenditures for marketing and customer service that could adversely affect the Company's operating results. The Company also experiences competition for qualified personnel and suitable new warehouse locations. See "Business--BJ's Wholesale Club--Competition" and "Business--HomeBase--Competition."

Item 8. Financial Statements and Supplementary Data

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                                                Page
Consolidated Statements of Income for the fiscal years ended January 27, 1996, January 28,
  1995 and January 29, 1994                                                                      17

Consolidated Balance Sheets as of January 27, 1996 and January 28, 1995                          18

Consolidated Statements of Cash Flows for the fiscal years ended January 27, 1996, January
  28, 1995 and January 29, 1994                                                                  19

Consolidated Statements of Stockholders' Equity for the fiscal years ended January 27, 1996,
  January 28, 1995 and January 29, 1994                                                          20

Notes to Consolidated Financial Statements                                                       21

Selected Quarterly Financial Data                                                                31

Report of Independent Accountants                                                                32

Report of Management                                                                             32

Schedule:

II  Valuation and Qualifying Accounts                                                            33

Consent and Report of Independent Accountants                                                    34

                                   WABAN INC.
                      CONSOLIDATED STATEMENTS OF INCOME

                                                                    Fiscal Year Ended
                                                        ------------------------------------------
                                                       January 27,    January 28,    January 29,
                                                          1996           1995            1994
                                                        -----------    -----------  -------------
                                                         (In Thousands Except Per Share Amounts)
Net sales                                              $3,978,384     $3,650,281      $3,589,341
                                                         ---------      ---------      -----------
Cost of sales, including buying and
  occupancy costs                                       3,387,992      3,110,787       3,086,670
Selling, general and administrative expenses              455,523        418,404         423,026
Restructuring charge                                           --             --         101,133
Interest on debt and capital leases (net)                  15,431         14,898          12,489
                                                         ---------      ---------      -----------
Total expenses                                          3,858,946      3,544,089       3,623,318
                                                         ---------      ---------      -----------
Income (loss) before income taxes and cumulative
  effect of accounting principle changes                  119,438        106,192         (33,977)
Provision (benefit) for income taxes                       46,461         41,202         (15,290)
                                                         ---------      ---------      -----------
Income (loss) before cumulative effect of
  accounting principle changes                             72,977         64,990         (18,687)
Cumulative effect of accounting principle changes              --             --             905
                                                         ---------      ---------      -----------
Net income (loss)                                      $   72,977     $   64,990      $  (17,782)
                                                         =========      =========      ===========
Income (loss) per common share:
 Primary earnings per share:
  Income (loss) before cumulative effect of
    accounting principle changes                       $     2.20     $     1.95      $    (0.56)
  Cumulative effect of accounting principle changes            --             --            0.02
                                                         ---------      ---------      -----------
 Net income (loss)                                     $     2.20     $     1.95      $    (0.54)
                                                         =========      =========      ===========
 Fully diluted earnings per share:
  Income (loss) before cumulative effect of
    accounting principle changes                       $     2.05     $     1.83      $    (0.56)
  Cumulative effect of accounting principle changes            --             --            0.02
                                                         ---------      ---------      -----------
 Net income (loss)                                     $     2.05     $     1.83      $    (0.54)
                                                         =========      =========      ===========
Number of common shares for earnings per share
  computations:
 Primary                                                   33,220         33,405          33,082
 Fully diluted                                             37,784         37,793          33,082

   The accompanying notes are an integral part of the financial statements.

                                   WABAN INC.
                         CONSOLIDATED BALANCE SHEETS

                                                                        January 27,    January 28,
                                                                           1996            1995
                                                                        -----------   -------------
                                                                          (Dollars in Thousands)
ASSETS
Current assets:
 Cash and cash equivalents                                              $   32,155      $   65,040
 Marketable securities                                                      20,339          63,933
 Accounts receivable                                                        59,221          51,875
 Merchandise inventories                                                   570,236         512,619
 Current deferred income taxes                                              21,445          22,900
 Prepaid expenses                                                           10,755           8,992
                                                                          ---------      -----------
  Total current assets                                                     714,151         725,359
                                                                          ---------      -----------
Property at cost:
 Land and buildings                                                        376,930         289,781
 Leasehold costs and improvements                                           84,052          72,874
 Furniture, fixtures and equipment                                         288,929         237,373
                                                                          ---------      -----------
                                                                           749,911         600,028
 Less accumulated depreciation and amortization                            169,711         130,245
                                                                          ---------      -----------
                                                                           580,200         469,783
                                                                          ---------      -----------
Property under capital leases                                               15,640          17,129
 Less accumulated amortization                                               6,904           7,150
                                                                          ---------      -----------
                                                                             8,736           9,979
                                                                          ---------      -----------
Property held for sale (net)                                                 4,603          12,251
Deferred income taxes                                                       11,557           7,150
Other assets                                                                13,204          12,999
                                                                          ---------      -----------
  Total assets                                                          $1,332,451      $1,237,521
                                                                          =========      ===========
LIABILITIES
Current liabilities:
 Current installments of long-term debt                                 $   12,828      $   12,763
 Accounts payable                                                          275,963         249,842
 Restructuring reserve                                                       7,175          14,079
 Accrued expenses and other current liabilities                            143,316         136,403
 Accrued federal and state income taxes                                      8,771           2,536
 Obligations under capital leases due within one year                          648             987
                                                                          ---------      -----------
  Total current liabilities                                                448,701         416,610
                                                                          ---------      -----------
Real estate debt                                                               924           1,752
General corporate debt                                                      24,000          36,000
Senior subordinated debt                                                   100,000         100,000
Convertible subordinated debt                                              108,600         108,600
Obligations under capital leases, less portion due within one year          11,789          12,411
Noncurrent restructuring reserve                                            20,623          22,900
Other noncurrent liabilities                                                62,694          51,159
STOCKHOLDERS' EQUITY
Common stock, par value $.01, authorized 190,000,000 shares,
  issued 33,296,935 and 33,186,418 shares                                      333             332
Additional paid-in capital                                                 328,619         325,565
Unrealized holding gains (losses)                                               22             (44)
Retained earnings                                                          235,213         162,236
Treasury stock, at cost, 567,571 shares                                     (9,067)         --
                                                                          ---------      -----------
  Total stockholders' equity                                               555,120         488,089
                                                                          ---------      -----------
  Total liabilities and stockholders' equity                            $1,332,451      $1,237,521
                                                                          =========      ===========

   The accompanying notes are an integral part of the financial statements.

                                   WABAN INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Fiscal Year Ended
                                                               ------------------------------------------
                                                              January 27,    January 28,     January 29,
                                                                 1996           1995            1994
                                                               -----------    -----------  -------------
                                                                            (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                             $  72,977      $  64,990       $ (17,782)
 Adjustments to reconcile net income to net cash provided
  by  operating activities:
  Restructuring charge                                             --             --            101,133
  Depreciation and amortization of property                       46,654         40,425          37,039
  Loss on property disposals                                         813          2,016             790
  Amortization of premium on marketable securities                   752            388               9
  Other noncash items (net)                                        1,292          1,963           3,102
  Deferred income taxes                                            3,004         11,942         (41,518)
  Increase (decrease) in cash due to changes in:
   Accounts receivable                                            (7,346)        10,572         (21,042)
   Merchandise inventories                                       (57,617)        (7,431)         10,048
   Prepaid expenses                                               (1,763)           670          (1,121)
   Other assets                                                     (854)          (318)         (1,042)
   Accounts payable                                               26,121         (3,390)         14,215
   Restructuring reserves                                        (14,460)       (25,769)        (15,850)
   Accrued expenses                                               12,152         11,754           5,302
   Accrued income taxes                                            6,235           (434)           (953)
   Other noncurrent liabilities                                   11,535         15,738          18,698
                                                                ---------      ---------      -----------
 Net cash provided by operating activities                        99,495        123,116          91,028
                                                                ---------      ---------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of marketable securities                              (146,778)      (120,944)          --
 Sale of marketable securities                                   131,632         37,303          11,839
 Maturity of marketable securities                                58,352         19,082           5,066
 Property additions                                             (163,512)      (111,704)       (131,974)
 Property disposals                                                8,559         16,140          14,839
                                                                ---------      ---------      -----------
 Net cash used in investing activities                          (111,747)      (160,123)       (100,230)
                                                                ---------      ---------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings of long-term debt, net of issuance costs
   of $2,747 in FYE 1/95                                              --         97,253              --
 Repayment of long-term debt                                     (12,763)       (15,374)         (2,222)
 Repayment of capital lease obligations                             (961)        (1,227)         (5,024)
 Purchase of treasury stock                                       (9,906)         --              --
 Proceeds from sale and issuance of common stock                   2,997          1,518             681
                                                                ---------      ---------      -----------
 Net cash provided by (used in) financing activities             (20,633)        82,170          (6,565)
                                                                ---------      ---------      -----------
  Net increase (decrease) in cash and cash equivalents           (32,885)        45,163         (15,767)
  Cash and cash equivalents at beginning of year                  65,040         19,877          35,644
                                                                ---------      ---------      -----------
  Cash and cash equivalents at end of year                     $  32,155      $  65,040       $  19,877
                                                                =========      =========      ===========
Supplemental cash flow information:
 Interest paid                                                 $  21,038      $  18,280       $  13,682
 Income taxes paid                                                37,222         29,723          25,099
Noncash financing and investing activities:
 Capital lease obligations                                            --             --             329
 Treasury stock issued for compensation plans                        839             --              --

   The accompanying notes are an integral part of the financial statements.

                                   WABAN INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      (In Thousands Except Per Share Amounts)
                                   -----------------------------------------------------------------------------
                                      Common                   Unrealized
                                      Stock      Additional     Holding                                Total
                                    Par Value      Paid-In       Gains       Retained   Treasury   Stockholders'
                                       $.01        Capital      (Losses)     Earnings    Stock         Equity
                                    -----------    --------    -----------    -------    -------   -------------
Balance, January 30, 1993              $330       $321,252       $ --        $115,028    $  --        $436,610
 Net loss                               --           --            --         (17,782)      --         (17,782)
 Sale and issuance of common
  stock                                   1          1,663         --             --        --           1,664
                                     ---------       ------      ---------      -----      -----      --------
Balance, January 29, 1994               331        322,915         --         97,246        --         420,492
 Net income                             --           --            --         64,990        --          64,990
 Unrealized holding losses              --           --           (44)            --        --             (44)
 Sale and issuance of common
  stock                                   1          2,650         --             --        --           2,651
                                     ---------       ------      ---------      -----      -----      --------
Balance, January 28, 1995               332        325,565        (44)       162,236        --         488,089
 Net income                             --           --            --         72,977        --          72,977
 Unrealized holding gains               --           --            66             --        --              66
 Purchase of treasury stock             --           --            --             --     (9,906)        (9,906)
 Sale and issuance of common
  stock                                   1          3,054         --             --        839          3,894
                                     ---------       ------      ---------      -----      -----      --------
Balance, January 27, 1996              $333       $328,619        $22       $235,213    $(9,067)      $555,120
                                     =========       ======      =========  =========   ========      ========

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

Interest on Debt and Capital Leases
   Interest on debt and capital leases in the Statement of Income is presented net of interest income and investment income of $5,996,000 in 1995, $5,979,000 in 1994 and $1,507,000 in 1993.

Capitalized Interest
   The Company capitalizes interest related to the development of owned facilities. Interest in the amount of $3,118,000, $2,134,000 and $2,773,000 was capitalized in 1995, 1994 and 1993, respectively.

Stock-Based Compensation
   The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock-based compensation.

Net Income Per Common Share
   Primary and fully diluted net income per common share are based on the weighted average number of common and common equivalent shares and other dilutive securities outstanding in each year.

Estimates Included in Financial Statements
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and

                                   WABAN INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Other
   Certain amounts in prior years' financial statements have been reclassified for comparative purposes.

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
                                                                                                =====

B. Restructuring Reserve

   In the fourth quarter of 1993, the Company recorded a pre-tax restructuring charge of $101.1 million ($60.2 million post-tax) primarily related to repositioning its HomeBase division, which included:

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

    3) liquidating discontinued merchandise; and

    4)  related administrative expenses.

   As of January 27, 1996, eighteen HomeBase stores have been closed in connection with the restructuring, including the entire midwestern market. Two additional stores are expected to close in the future, which will bring the number of HomeBase stores closed in connection with the restructuring to twenty. Four stores that were originally included in the restructuring are no longer designated for closing, due to their improved performance. The discontinued merchandise has been liquidated.

   The majority of charges to the restructuring reserves in 1995 were related to lease obligations for closed stores. In the fourth quarter of 1995, the Company increased its restructuring reserves by $6.0 million pre-tax ($3.6 million net of tax benefits), primarily to adjust estimated lease obligations related to the six stores which have been closed, but have not been subleased as of January 27, 1996. This addition to the reserves was offset by a corresponding adjustment in the Company's income tax liabilities (see Note F). The Company believes that the balance remaining in the restructuring reserves as of January 27, 1996 is appropriate.

   In addition to the restructuring reserves included in current and noncurrent liabilities in the balance sheets, property held for sale was stated net of a reserve for write-down of $2,917,000 at January 27, 1996 and $2,974,000 at January 28, 1995.

                                   WABAN INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
C. Debt

   At January 27, 1996 and January 28, 1995, long-term debt, exclusive of current installments, consisted of the following:

                                                       January 27,    January 28,
                                                          1996           1995
                                                        -----------   -----------
                                                             (In Thousands)
Real estate debt, interest at 8.25% to 9.25%,
  maturing through March 1, 2003                        $    924       $  1,752
                                                         =========      =========
General Corporate Debt:
 Senior notes, interest at 9.58%,
  maturing May 31, 1996 through
  May 31, 1998                                          $ 24,000       $ 36,000
                                                         =========      =========
Senior Subordinated Debt:
 Senior subordinated notes, interest at 11%,
  maturing May 15, 2004                                 $100,000       $100,000
                                                         =========      =========
Convertible Subordinated Debt:
 Convertible debentures, interest at 6.5%,
  maturing July 1, 2002                                 $108,600       $108,600
                                                         =========      =========

   The aggregate maturities of long-term debt outstanding at January 27, 1996 were as follows:

                                  Real    General      Senior     Convertible
                                Estate  Corporate  Subordinated  Subordinated
Fiscal Years Ending January       Debt     Debt         Debt          Debt        Total
- ------------------------------    ----    -------    ----------    ----------   --------
                                                      (In Thousands)
1998                              $474    $12,000     $  --        $   --        $ 12,474
1999                                72     12,000        --            --          12,072
2000                                79       --          --            --              79
2001                                86       --          --            --              86
Later years                        213       --        100,000       108,600      208,813
                                    --      -----      --------      --------      ------
Total                             $924    $24,000     $100,000      $108,600     $233,524
                                    ==      =====      ========      ========      ======

   As of January 27, 1996, real estate debt was collateralized by land and buildings with a net book value of $17,259,000.

   In May 1994, the Company issued $100 million of 11% senior subordinated notes due May 15, 2004. The Company's 9.58% unsecured senior notes are payable in five annual installments of $12 million each, which began May 31, 1994. The 6.5% convertible subordinated debentures are convertible into the Company's common stock at a conversion price of $24.75 per share.

   The Company's senior note, senior subordinated debt and bank credit agreements contain covenants which, among other things, include minimum working capital, net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation, and limit the payment of cash dividends on common stock. Under the most restrictive requirement, cash dividends are limited to not more than 25% of the Company's consolidated net income for the immediately preceding fiscal year.

   In April 1995, the Company entered into an agreement with a group of banks which provides a $150 million line of credit through March 30, 1998. The agreement includes a $20 million sub-facility for standby letters of credit. The Company is required to pay an annual facility fee of $300,000 (subject to adjustment based upon the Company's fixed charge coverage ratio). Borrowings can be made at prime rate, at LIBOR plus a surcharge (currently 0.45%) that depends on fixed charge coverage, or on a competitive bid basis. There are no compensating balance requirements under this agreement. At January 27, 1996, $9.9 million of standby letters of credit were outstanding under the line's subfacility. The remainder of the line of credit was available for use at the end of the fiscal year. The Company has not borrowed against this line of credit.

   At January 27, 1996, the Company had additional letter of credit facilities of approximately $29.2 million primarily to support the purchase of inventories, of which approximately $16.6 million were outstanding. For

                                   WABAN INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

letters of credit under $500,000, the Company also has a $1 million standby facility, of which $97,000 was outstanding at January 27, 1996.

D. Commitments and Contingencies

   The Company is obligated under long-term leases for the rental of real estate and fixtures and equipment, some of which are classified as capital leases pursuant to SFAS No. 13. In addition, the Company is generally required to pay insurance, real estate taxes and other operating expenses and, in some cases, additional rentals based on a percentage of sales or increases in the Consumer Price Index. The real estate leases range up to 45 years and have varying renewal options. The fixture and equipment leases range up to 10 years.

   Future minimum lease payments as of January 27, 1996 were:

                                                    Capital     Operating
Fiscal Years Ending January                          Leases      Leases
- ---------------------------                         ------   -----------
                                                         (In Thousands)
1997                                                $ 2,181    $  102,684
1998                                                  1,831       106,014
1999                                                  1,859       107,608
2000                                                  1,882       105,188
2001                                                  1,882       103,433
Later years                                          17,489     1,010,860
                                                     ------    -----------
Total minimum lease payments                         27,124    $1,535,787
                                                               ===========
Less amount representing interest                    14,687
                                                     ------
Present value of net minimum capital lease
  payments                                          $12,437
                                                    =======

   Rental expense under operating leases (including contingent rentals which were not material) amounted to $99,982,000, $87,366,000 and $90,699,000 in
   1995, 1994 and 1993, respectively. These amounts exclude rent of $5.2 million, $12.5 million and $3.6 million charged to the restructuring reserve in 1995, 1994 and 1993, respectively.

   The table of future minimum lease payments above includes lease commitments for six HomeBase stores which have closed in connection with HomeBase's restructuring as of January 27, 1996, but which were not subleased or assigned at that date. As of January 27, 1996, the Company was also contingently liable on one HomeBase warehouse store lease that was assigned to a third party; the Company believes that this contingent liability will not have a material effect on its financial condition.

   The Company is involved in various legal proceedings incident to the character of its business. Although it is not possible to predict the outcome of these proceedings, or any claims against the Company related thereto, the Company believes that such proceedings will not, individually or in the aggregate, have a material effect on its financial condition or results of operations.

E. Capital Stock, Stock Options and Stock Purchase Plans

   Under its 1989 Stock Incentive Plan and its 1995 Director Stock Option Plan, the Company has granted certain key employees and its non-employee directors options, which expire five to ten years from the grant date, to purchase common stock at prices equal to 100% of market price on the grant date. Options outstanding are exercisable over various periods generally starting one year after the grant date. At January 27, 1996, 953,031 shares were exercisable under these plans.

                                   WABAN INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Option activity during the past three years was as follows:

                                                          Number of
                                        Option Prices      Options
                                         --------------  ----------
Fiscal Year Ended January 29, 1994:
 Options granted                       $12.625-$13.375      908,131
 Options exercised                     $   6.25-$9.125      (78,165)
 Cancellations                         $ 8.125-$25.625     (942,346)
                                                          ----------
 Outstanding at January 29, 1994       $  6.25-$25.625    1,502,901
Fiscal Year Ended January 28, 1995:
 Options granted                       $ 16.625-$19.25    1,427,200
 Options exercised                     $  6.25-$15.875     (119,873)
 Cancellations                         $  6.25-$25.625     (267,499)
                                                          ----------
 Outstanding at January 28, 1995       $  6.25-$25.625    2,542,729
Fiscal Year Ended January 27, 1996:
 Options granted                       $15.625-$18.875      270,500
 Options exercised                     $   6.25-$17.75     (189,126)
 Cancellations                         $ 8.125-$25.625     (144,553)
                                                          ----------
 Outstanding at January 27, 1996       $12.625-$25.625    2,479,550
                                                          ==========

   The Company has also issued, at no cost, restricted stock awards to certain key employees under its 1989 Stock Incentive Plan. The restrictions on the transferability of those shares tied to Company performance lapse over periods that range up to eight years; for other awards, restrictions on the sale of shares lapse over periods that range up to four years. The market price of restricted stock issued is charged to income ratably over the period during which the restrictions lapse. In 1995, 1994 and 1993 the Company issued 2,500, 5,500 and 237,250 restricted shares, respectively; 18,110, 24,500 and 229,145 restricted shares were returned to the Company and cancelled in 1995, 1994 and 1993, respectively.

   At the Company's Annual Meeting of Stockholders in June 1995, an amendment to increase the maximum number of shares of common stock issuable under the 1989 Stock Incentive Plan from 3,750,000 to 5,750,000 was approved. The 1995 Director Stock Option Plan was adopted at the same meeting. The maximum number of shares of common stock issuable under this plan is 150,000. As of January 27, 1996 and January 28, 1995, respectively, 2,198,972 and 309,309 shares were reserved for future stock awards under the 1989 Stock Incentive Plan. As of January 27, 1996, 129,000 shares were reserved for future stock awards under the 1995 Director Stock Option Plan.

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

   SFAS No. 123, "Accounting for Stock-Based Compensation," was issued in October 1995 and becomes effective for the Company's fiscal year ending January 25, 1997. SFAS No. 123 provides a choice of adopting its fair value based method of expense recognition for stock-based awards granted to employees or applying the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." The Company expects to continue to apply the accounting provisions of APB No. 25 and adopt the disclosure-only provisions of SFAS No. 123 in 1996; consequently, SFAS No. 123 is expected to have no effect on the Company's financial position or results of operations in the fiscal year ending January 25, 1997.

                                   WABAN INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

   The provision (benefit) for income taxes on income (loss) before the cumulative effect of accounting changes includes the following:

                                                    Fiscal Year Ended
                                        ----------------------------------------
                                       January 27,    January 28,    January 29,
                                          1996           1995            1994
                                        -----------    -----------  ------------
                                                     (In Thousands)
Federal
 Current                                 $35,226        $23,979        $ 18,450
 Deferred                                  2,407          8,957         (29,555)
State
 Current                                   8,188          5,887           3,665
 Deferred                                    640          2,379          (7,850)
                                         ---------      ---------      ---------
Total income tax provision
  (benefit)                              $46,461        $41,202        $(15,290)
                                         =========      =========      =========

   The following is a reconciliation of the statutory federal income tax rates and the effective income tax rates on income (loss) before the cumulative effect of accounting principle changes:

                                                              Fiscal Year Ended
                                                  ------------------------------------------
                                                 January 27,    January 28,    January 29,
                                                    1996           1995            1994
                                                  ----------    -----------  ------------
Statutory federal income tax rate                    35%            35%            (35)%
State income taxes, net of federal tax
  benefit                                             5              5              (8)
Targeted jobs tax credit                             --             (1)             (3)
Other                                                (1)            --               1
                                                   ------         ------         ------
Effective income tax rates                           39%            39%            (45)%
                                                   ======         ======         ======

   Significant components of the Company's deferred tax assets and liabilities as of January 27, 1996 and January 28, 1995 are as follows:

                                                January 27,    January 28,
                                                    1996          1995
                                                 -----------   -----------
                                                      (In Thousands)
Deferred tax assets:
 Self-insurance reserves                          $25,381        $20,061
 Rental step liabilities                            8,534          7,625
 Restructuring reserves                            12,440         16,181
 Capital leases                                     1,499          1,385
 Compensation and benefits                          5,644          5,370
 Other                                              4,732          5,456
                                                  ---------      -------
  Total deferred tax assets                        58,230         56,078
                                                  ---------      -------
Deferred tax liabilities:
 Accelerated depreciation-property                 24,254         25,608
 Other                                                974            420
                                                  ---------      -------
  Total deferred tax liabilities                   25,228         26,028
                                                  ---------      -------
Net deferred tax assets                           $33,002        $30,050
                                                  =========      =======

                                   WABAN INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

   During 1995 the statute of limitations expired for certain taxable years. As a result, previously accrued tax liabilities of approximately $3.6 million related to these years are no longer required. This excess amount has been reclassified to the Company's restructuring reserve liabilities (see Note B), with no impact on the Company's provision for income taxes.

   The Company has not established a valuation allowance because its deferred tax assets can be realized by offsetting taxable income mainly in the carryback period, and also against deferred tax liabilities and future taxable income, which management believes will more likely than not be earned, based on the Company's historical earnings record.

G. Pensions

   The Company has a non-contributory defined benefit retirement plan covering full-time employees who have attained twenty-one years of age and have completed one year of service. Benefits are based on compensation earned in each year of service. No benefits have accrued under this plan since July 4, 1992, when it was frozen. In December 1993, the Company terminated its unfunded defined benefit plan which provided additional retirement benefits for certain key employees, and in June 1995, terminated its non-contributory retirement plan covering directors who were not employees or officers of the Company. The net income effect of the termination and settlement of these plans was not material.

   Net periodic pension cost under the Company's plans, presented in accordance with SFAS No. 87, includes the following components (in thousands):

                                                                Fiscal Year Ended
                                                    -----------------------------------------
                                                    January 27,    January 28,    January 29,
                                                       1996           1995            1994
                                                    -----------    -----------   ------------
Service cost                                          $   182         $ 209          $ 451
Interest cost on projected benefit obligation             429           435            592
Actual return on assets                                (1,245)          (73)          (380)
Net amortization and deferrals                            892          (264)            21
                                                      --------        ------        ------
Net pension cost                                      $   258         $ 307          $ 684
                                                      ========        ======        ======

   The following table sets forth the funded status of the Company's defined benefit pension plan for full-time employees as of January 27, 1996 and January 28, 1995 (amounts related to the Directors' plan at January 28, 1995 are immaterial) in accordance with SFAS No. 87 (in thousands):

                                                              January 27, 1996     January 28, 1995
                                                              -----------------   -----------------
Actuarial present value of accumulated benefit obligation:
 Vested benefits                                                   $ 5,991              $4,622
 Nonvested benefits                                                   --                   474
                                                                ----------              ------
                                                                   $ 5,991              $5,096
                                                                ==========              ======
Projected benefit obligation                                       $ 5,991              $5,096
Plan assets at fair market value                                     5,997               5,106
                                                                ----------              ------
Projected benefit obligation less than plan assets                      (6)                (10)
Prior service cost reduction not yet recognized                       --                    17
Unrecognized net loss from past experience different from
  that assumed and effects of changes in assumptions                (1,088)               (891)
                                                                ----------              ------
Prepaid pension cost included in balance sheets                    $(1,094)             $ (884)
                                                                ==========              ======

   The weighted average discount rates used in determining the actuarial present value of the projected benefit obligation were 7.25% and 8.0%, respectively, in 1995 and 1994. The expected long-term rate of return on assets used was 9.0% in 1995 and 1994. The Company's funding policy is to contribute annually an amount allowable for federal income tax purposes. Pension plan assets consist primarily of equity and fixed income securities.

   Under the Company's 401(k) Savings Plans, participating employees may make pre-tax contributions up to 15% of covered compensation. The Company matches employee contributions at 100% of the first one percent

                                   WABAN INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

   of covered compensation and 50% of the next four percent, payable at the end of the year. Beginning in 1996, the Company's matching contribution will be payable as of the end of each calendar quarter. The Company's expense under these plans was $3,922,000 in 1995, $3,561,000 in 1994 and $3,277,000 in 1993.

   In 1994, the Company established a non-contributory defined contribution retirement plan for certain key employees. Under the plan, the Company funds annual retirement contributions for the designated participants, on an after-tax basis. For 1995 and 1994, the Company's contribution equalled 5% of the participants' base salary. Participants become fully vested in their contribution accounts at the end of the fiscal year in which they complete four years of service. The Company's expense under this plan was $963,000 in 1995 and $875,000 in 1994.

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

   Net periodic postretirement medical benefit cost presented in accordance with SFAS No. 106, includes the following components:

                                                         Fiscal Year Ended
                                              ------------------------------------------
                                             January 27,    January 28,    January 29,
                                                1996           1995            1994
                                              -----------   -----------   -------------
                                                           (In Thousands)
Service cost                                   $   120         $128            $100
Interest cost                                       44           42              38
Net amortization and deferrals                     (10)          --              --
                                               ---------      ---------      -----------
Net periodic postretirement benefit cost       $   154         $170            $138
                                               =========      =========      ===========

   The following table sets forth the status of the Company's postretirement medical plan and the amount recognized in the Company's balance sheets at January 27, 1996 and January 28, 1995 in accordance with SFAS No. 106:

                                                               January 27,     January 28,
                                                                  1996            1995
                                                                -----------   -------------
                                                                      (In Thousands)
Accumulated postretirement benefit obligation:
 Retired participants                                             $ --            $ --
 Fully eligible active participants                                 63              37
 Other active participants                                         515             387
                                                                 -----           ------
Unfunded accumulated postretirement benefit obligation             578             424
Unrecognized net gain                                              232             232
                                                                 -----           ------
Accrued postretirement benefit cost included in balance
  sheet                                                           $810            $656
                                                                 =====           ======

   For measurement purposes, an annual rate of increase in the per capita cost of medical coverage of 9.5% in 1995 grading down to 5% after 9 years was assumed as of January 28, 1995, and an annual rate of increase in the per capita cost of medical coverage of 8% in 1996 grading down to 4.5% after 8 years was assumed as of January 27, 1996. Increasing the assumed health care cost trend rate one percentage point would increase the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1995 by $30,000 and would increase the accumulated postretirement benefit obligation as of January 27, 1996 by $101,000.

                                    WABAN INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% as of January 27, 1996 and 8.0% as of January 28, 1995.

I. Accrued Expenses and Other Current Liabilities

   The major components of accrued expenses and other current liabilities are as follows:

                                                             January 27,     January 28,
                                                                1996            1995
                                                              -----------   -------------
                                                                    (In Thousands)
Employee compensation                                         $ 23,666        $ 25,783
Self-insurance reserves                                         25,962          21,214
Fixed asset additions                                           18,468          23,674
Sales and use taxes, rent, utilities, advertising and
  other                                                         75,220          65,732
                                                               -------        --------
                                                              $143,316        $136,403
                                                               =======        ========

   The Company's reported expense and reserves for insurance are derived from estimated ultimate cost based upon individual claim file reserves. The Company maintains insurance coverage for individual occurrences above $250,000 for worker's compensation and general liability, and above $200,000 for group medical claims. In addition to the amounts shown above in current liabilities, noncurrent self-insurance reserves of $36.8 million and $28.5 million as of January 27, 1996 and January 28, 1995, respectively, are included in other noncurrent liabilities.

J. Selected Information by Major Business Segment

                                                                         Fiscal Year Ended
                                                             ------------------------------------------
                                                            January 27,    January 28,    January 29,
                                                               1996           1995            1994
                                                             -----------    -----------  -------------
                                                                          (In Thousands)
Net sales:
 BJ's Wholesale Club                                        $2,529,608     $2,293,091      $2,003,385
 HomeBase                                                    1,448,776      1,357,190       1,585,956
                                                              ---------      ---------      -----------
                                                            $3,978,384     $3,650,281      $3,589,341
                                                              =========      =========      ===========
Operating income (loss):
 BJ's Wholesale Club                                        $   86,460     $   68,804      $   45,216
 HomeBase (net of $98,533 restructuring charge
   in FYE 1/94)                                                 55,762         60,706         (55,805)
 General corporate expense (including $2,600
   restructuring charge in FYE 1/94)                            (7,353)        (8,420)        (10,899)
                                                              ---------      ---------      -----------
                                                               134,869        121,090         (21,488)
Interest on debt and capital leases (net)                      (15,431)       (14,898)        (12,489)
                                                              ---------      ---------      -----------
Income (loss) before income taxes and cumulative effect
  of accounting principle changes                           $  119,438     $  106,192      $  (33,977)
                                                              =========      =========      ===========
Identifiable assets:
 BJ's Wholesale Club                                        $  682,687     $  569,122      $  501,230
 HomeBase                                                      597,270        539,426         551,887
 Corporate (cash, cash equivalents and
   marketable securities)                                       52,494        128,973          19,877
                                                              ---------      ---------      -----------
                                                            $1,332,451     $1,237,521      $1,072,994
                                                              =========      =========      ===========
Depreciation and amortization:
 BJ's Wholesale Club                                        $   27,475     $   22,529      $   16,825
 HomeBase                                                       19,179         17,896          20,214
                                                              ---------      ---------      -----------
                                                            $   46,654     $   40,425      $   37,039
                                                              =========      =========      ===========
Capital expenditures:
 BJ's Wholesale Club                                        $   93,261     $   71,017      $   95,170
 HomeBase                                                       65,047         51,918          37,974
                                                              ---------      ---------      -----------
                                                            $  158,308     $  122,935      $  133,144
                                                              =========      =========      ===========

                                   WABAN INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

K. Investments in Marketable Securities

   The Company classifies all of its investments in marketable securities as available-for-sale securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

   Marketable securities at January 27, 1996 and January 28, 1995 included the following:

                                              Amortized     Gross Unrealized   Gross Unrealized      Aggregate
                                             Cost Basis      Holding Gains      Holding Losses       Fair Value
                                              -----------   ----------------   ----------------    -------------
                                                                       (In Thousands)
Fiscal year ended January 27, 1996
 Debt securities issued by states or
  their  political subdivisions                $20,303            $40                $  (4)           $20,339
                                               =========      =========           ==========         ========
Fiscal year ended January 28, 1995
 Debt securities issued by states or
  their  political subdivisions                $54,017            $35                $(108)           $53,944
 Corporate debt securities                       9,989            --                   --               9,989
                                               ---------      ---------           ----------         --------
                                               $64,006            $35                $(108)           $63,933
                                               =========      =========           ==========         ========

   The contractual maturities of marketable securities at January 27, 1996 and January 28, 1995 were as follows:

                                        Amortized      Aggregate
                                       Cost Basis      Fair Value
                                        -----------  -------------
                                              (In Thousands)
Fiscal year ended January 27, 1996
 Less than one year                      $ 7,535        $ 7,552
 1-5 years                                12,768         12,787
                                         ---------      --------
                                         $20,303        $20,339
                                         =========      ========
Fiscal year ended January 28, 1995
 Less than one year                      $47,421        $47,384
 1-5 years                                16,585         16,549
                                         ---------      --------
                                         $64,006        $63,933
                                         =========      ========

   Other information on marketable securities was as follows:

                                                                  Fiscal Year Ended
                                                             ----------------------------
                                                             January 27,     January 28,
                                                                1996            1995
                                                              -----------   -------------
                                                                    (In Thousands)
Sales proceeds                                                $131,632         $37,303
Gross realized gains (losses)                                      257            (165)
Increase in unrealized holding gains (losses), net of taxes         66             (44)

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

                                   WABAN INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued

Subordinated Debt
The fair value of the Company's subordinated debt is based on quoted market prices.

The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                      January 27, 1996        January 28, 1995
                                    --------------------   ---------------------
                                    Carrying      Fair      Carrying      Fair
                                     Amount      Value       Amount       Value
                                    --------    --------    --------   ---------
Cash and cash equivalents          $  32,155   $  32,155   $  65,040    $ 65,040
Marketable securities                 20,339      20,339      63,933      63,933
Real estate debt                      (1,752)     (1,850)     (2,515)     (2,611)
General corporate debt               (36,000)    (37,577)    (48,000)    (48,422)
Senior subordinated debt            (100,000)   (103,250)   (100,000)    (97,500)
Convertible subordinated debt       (108,600)   (108,600)   (108,600)    (97,740)


M. Selected Quarterly Financial Data (Unaudited)

                                        First      Second       Third       Fourth
                                       Quarter     Quarter     Quarter      Quarter
                                        -------    ---------    -------   -----------
                                          (In Thousands Except Per Share Amounts)
Fiscal year ended January 27, 1996
 Net sales                            $884,455   $1,051,882   $965,990    $1,076,057
 Gross earnings (a)                    128,902      160,604    140,506       160,380
 Net income                              8,264       24,404     14,544        25,765
  Per common share, fully diluted          .25          .68        .42           .71
Fiscal year ended January 28, 1995
 Net sales                            $820,840   $  951,804   $905,606    $  972,031
 Gross earnings (a)                    117,105      143,448    130,718       148,223
 Net income                              9,129       21,142     13,399        21,320
  Per common share, fully diluted          .27          .59        .38           .59

   (a) Gross earnings equals net sales less cost of sales, including buying and occupancy costs.

COOPERS & LYBRAND                                       COOPERS & LYBRAND LOGO
                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of Waban Inc.:

We have audited the accompanying consolidated balance sheets of Waban Inc. and subsidiaries as of January 27, 1996 and January 28, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 27, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waban Inc. and subsidiaries as of January 27, 1996 and January 28, 1995 and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 27, 1996 in conformity with generally accepted accounting principles.

As discussed in Notes A, F and H to the Consolidated Financial Statements, the Company changed its methods of accounting for postretirement benefits other than pensions, for postemployment benefits and for income taxes in the fiscal year ended January 29, 1994.

                                                    /s/Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 27, 1996

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

The financial statements have been audited by Coopers & Lybrand L.L.P., whose opinion as to their fair presentation in accordance with generally accepted accounting principles appears above.

/s/ Herbert J. Zarkin        /s/ Edward J. Weisberger
Herbert J. Zarkin           Edward J. Weisberger
President and               Senior Vice President and
Chief Executive Officer     Chief Financial Officer

February 27, 1996

                                  WABAN INC.
               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                  For the Fiscal Years Ended January 27, 1996,
                     January 28, 1995 and January 29, 1994
                             (Dollars in Thousands)

           Column A               Column B              Column C              Column D       Column E
                                                       Additions
                                              --------------------------
                                                  (1)            (2)
                                                              Charged to
                                 Balance at    Charged to       Other                       Balance at
                                 Beginning     Costs and      Accounts--    Deductions--      End of
         Description             of Period      Expenses       Describe       Describe        Period
- -----------------------------     ----------   ----------    ------------    -----------   ------------
Year ended January 27, 1996:
  Reserve for write-down of
   property held for sale         $ 2,974       $  --          $   721        $   778(a)      $ 2,917
 Restructuring reserve             14,079          --              --           6,904(b)        7,175
 Noncurrent restructuring
   reserve                         22,900          --            5,279          7,556(b)       20,623
                                   ------      --------      ----------      ---------      ----------
                                  $39,953       $  --          $ 6,000(d)     $15,238         $30,715
                                   ======      ========      ==========      =========      ==========
Year ended January 28, 1995:
  Reserve for write-down of
   discontinued inventories       $ 9,653       $  --          $   --         $ 9,653(a)      $   --
 Reserve for write-down of
   property held for sale          17,479          --           (4,662)(c)      9,843(a)        2,974
 Restructuring reserve             29,444          --            1,955(c)      17,320(b)       14,079
 Noncurrent restructuring
   reserve                         28,642          --            2,707(c)       8,449(b)       22,900
                                   ------      --------      ----------      ---------      ----------
                                  $85,218       $  --          $   --         $45,265         $39,953
                                   ======      ========      ==========      =========      ==========
Year ended January 29, 1994:
  Reserve for write-down of
   discontinued inventories       $   --        $  9,766       $   --         $   113(a)      $ 9,653
 Reserve for write-down of
   property held for sale             --          17,431           --             (48)(a)      17,479
 Restructuring reserve                --          45,294           --          15,850(b)       29,444
 Noncurrent restructuring
   reserve                            --          28,642           --              --          28,642
                                   ------       --------      ----------      ---------      ----------
                                  $   --        $101,133       $   --         $15,915         $85,218
                                   ======       ========      ==========      =========      ==========

(a) Net loss on sale or disposal of discontinued inventory and property held for sale in connection with the Company's restructuring.

(b) Other costs and expenses incurred in connection with the Company's restructuring, mainly operating losses, closing costs and settlement of lease obligations in HomeBase warehouse stores closed or to be closed. No operating losses were charged to the restructuring reserve after January 28, 1995.

(c)  Reclassification of components of restructuring reserve.

(d) Increase in reserves primarily to adjust estimated lease obligations related to six stores closed in connection with the restructuring, but not subleased as of January 27, 1996. Addition to reserves was offset by a corresponding adjustment in the Company's income tax liabilities.

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the Registration Statements of Waban Inc. on Form S-8 (File Nos. 33-29473 and 33-40155) of our reports dated February 27, 1996 on our audits of the consolidated financial statements and financial statement schedule of Waban Inc. as of January 27, 1996 and January 28, 1995, and for the three years ended January 27, 1996, January 28, 1995 and January 29, 1994, which report is included in this Annual Report on Form 10-K.

                                                  /s/ Coopers & Lybrand L.L.P.

Boston, Massachusetts
April 22, 1996


                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of Waban Inc.:

Our report on the consolidated financial statements of Waban Inc. and Subsidiaries is included in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed herein.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                  /s/ Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 27, 1996

ITEM 9. Disagreements on Accounting and Financial Disclosure

   Not applicable.
                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The Company will file with the Securities and Exchange Commission a definitive Proxy Statement no later than 120 days after the close of its fiscal year ended January 27, 1996 (the "Proxy Statement"). The information required by this Item and not given in Item 4A, Executive Officers of the Registrant, is incorporated by reference from the Proxy Statement.

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

Exhibit No.      Exhibit
- -----------      -------
3.1              Restated Certificate of Incorporation of the Company (1)
3.2              By-laws, as amended, of the Company (2)
4.1              Instruments Defining Rights of Security Holders (See Exhibits 3.1, 3.2, 4.2, 4.3 and 10.12)
4.2              Rights Agreement dated as of May 23, 1989 between the Company and Morgan Shareholder Services
                 Trust Company, as Rights Agent (1)
4.3              Indenture dated as of July 1, 1992 between the Company and Continental Bank, National
                 Association, as Trustee, with respect to 6-1/2% Convertible Subordinated Debentures due July
                 1, 2002 (6)
10.1             Distribution Agreement dated as of May 1, 1989 between the Company and Zayre Corp. (1)
10.2             Waban Inc. 1989 Stock Incentive Plan, as amended* (12)
10.3             Waban Inc. Executive Retirement Plan* (7)
10.4             Waban Inc. Retirement Plan for Directors, as amended September 17, 1990* (3)
10.5             Waban Inc. General Deferred Compensation Plan* (2)
10.6             Waban Inc. Growth Incentive Plan, as amended*
10.7             Executive Services Agreement dated as of June 1, 1989 between the Company and Zayre Corp. with respect to Arthur F. Loewy* (2)
10.7a            Amendment dated as of January 29, 1994 between the Company and The TJX Companies, Inc. to
                 Executives Services Agreement with respect to Arthur F. Loewy referred to in Exhibit 10.7* (7)
10.8             Employment Agreement dated as of May 25, 1993 with Herbert J Zarkin* (7)
10.8a            Change of Control Severance Agreement dated as of May 25, 1993 with Herbert J Zarkin* (7)


10.9             Employment Agreement dated as of February 1, 1994 with John J. Nugent* (8)
10.10            Employment Agreement dated as of September 29, 1994 with Edward J. Weisberger* (10)
10.11            Employment Agreement dated as of September 29, 1993 with Allan P. Sherman* (7)
10.11a           Change of Control Severance Agreement dated as of September 29, 1993 with Allan P. Sherman*
                 (7)
10.11b           Loan Agreement dated as of January 19, 1994 with Allan P. Sherman* (7)
10.11c           Promissory Note dated as of January 19, 1994 from Allan P. Sherman to the Company* (7)
10.12            Form of Indemnification Agreement between the Company and its officers and directors* (2)
10.13            Form of Change of Control Severance Agreement between the Company and officers of the Company*
                 (8)
10.14            Note Purchase Agreement dated as of June 15, 1991 with respect to 9.58% Senior Notes due May
                 31, 1998 (4)
10.14a           Amendment dated as of December 16, 1991 to Note Purchase Agreement dated as of June 15, 1991 referred to in Exhibit 10.14 (5)
10.14b           Second Amendment and Waiver dated as of March 28, 1994 to Note Purchase Agreement dated as of
                 June 15, 1991 (8)
10.14c           Third Amendment and Waiver dated as of September 29, 1994 to Note Purchase Agreement dated as of June 15, 1991 (10)
10.15            Indenture dated as of May 15, 1994 between the Company and The First National Bank of Boston, as Trustee, with respect to 11% Senior Subordinated Notes due May 15, 2004 (9)
10.16            Credit Agreement dated as of April 4, 1995 among the Company and certain banks (11)
10.17            Waban Inc. 1995 Director Stock Option Plan* (12)
11.0             Statement regarding computation of per share earnings
21.0             Subsidiaries of the Company

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

(5) Incorporated herein by reference to the Registrant's Form 10-K for the fiscal year ended January 25, 1992

(6) Incorporated herein by reference to the Registrant's Form S-3 (#33-48423)

(7) Incorporated herein by reference to the Registrant's Form 10-K for the fiscal year ended January 29, 1994

(8) Incorporated herein by reference to the Registrant's Form 10-Q for the fiscal quarter ended April 30, 1994

(9) Incorporated herein by reference to the Registrant's Form S-3 (#33-52665)

(10) Incorporated herein by reference to the Registrant's Form 10-Q for the fiscal quarter ended October 29, 1994

(11) Incorporated herein by reference to the Registrant's Form 10-K for the fiscal year ended January 28, 1995

(12) Incorporated herein by reference to the Registrant's definitive Proxy Statement on Schedule 14A (File No. 1-10259) for the Registrant's 1995 Annual Meeting of Stockholders

   C. The Registrant has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WABAN INC.

Dated: April 23, 1996

                                                   /s/ HERBERT J. ZARKIN
                                                   -----------------------
                                                   Herbert J. Zarkin
                                                   President and Principal
                                                   Executive  Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ HERBERT J. ZARKIN                             /s/ SUMNER L. FELDBERG
- --------------------------------------------      -----------------------------
Herbert J. Zarkin, President                      Sumner L. Feldberg, Chairman
Principal Executive Officer and Director          of the Board and Director

/s/ EDWARD J. WEISBERGER                          /s/ S. JAMES COPPERSMITH
- --------------------------------------------      -----------------------------
Edward J. Weisberger, Senior Vice President       S. James Coppersmith, Director
and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ STANLEY H. FELDBERG                           /s/ KERRY L. HAMILTON
- --------------------------------------------      ------------------------------
Stanley H. Feldberg, Director                     Kerry L. Hamilton, Director

/s/ ALLYN L. LEVY                                 /s/ ARTHUR F. LOEWY
- --------------------------------------------      ------------------------------
Allyn L. Levy, Director                           Arthur F. Loewy, Director

/s/ THOMAS J. SHIELDS                             /s/ LORNE R. WAXLAX
- --------------------------------------------      ------------------------------
Thomas J. Shields, Director                       Lorne R. Waxlax, Director

Dated: April 23, 1996