Form 10-Q
period 1996-04-27
WABAN INC
filed 1996-06-06
CIK 850316

                                   FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.  20549


                    Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended April 27, 1996
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
                                               ---      ---
The number of shares of the Registrant's common stock outstanding as of May 25, 1996: 33,048,234

                          PART I FINANCIAL INFORMATION

                                   WABAN INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                         Thirteen Weeks Ended
                                                        -----------------------
                                                         April 27,  April 29,
                                                           1996        1995
                                                        ----------- -----------
                                                           (In Thousands Except
                                                            Per Share Amounts)
Net sales                                               $974,630   $884,455
                                                         -------    -------
Cost of sales, including buying and occupancy costs      834,793    755,553

Selling, general and administrative expenses             119,423    111,328

Interest on debt and capital leases (net)                  4,815      4,027
                                                         -------    -------
  Total expenses                                         959,031    870,908
                                                         -------    -------
Income before income taxes                                15,599     13,547

Provision for income taxes                                 6,084      5,283
                                                         -------    -------
  Net income                                            $  9,515   $  8,264
                                                         =======    =======


Net income per common share (see Exhibit 11 for
  detailed computations):
    Primary and fully diluted                           $   0.28   $   0.25
                                                         =======    =======

The accompanying notes are an integral part of the financial statements.

                                   WABAN INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                     April 27,     January 27,     April 29,
                                       1996           1996           1995
                                    -----------    -----------    -----------
                                             (Dollars In Thousands)
ASSETS
Current assets:
  Cash and cash equivalents         $    8,744     $   32,155     $   15,980
  Marketable securities                 22,704         20,339         67,162
  Accounts receivable                   52,696         59,221         36,110
  Merchandise inventories              637,083        570,236        576,880
  Current deferred income taxes         21,320         21,445         22,286
  Prepaid expenses                      11,870         10,755         18,446
                                     ---------      ---------      ---------
    Total current assets               754,417        714,151        736,864
                                     ---------      ---------      ---------
Property at cost:
  Land and buildings                   391,042        376,930        310,794
  Leasehold costs and improvements      85,661         84,052         73,285
  Furniture, fixtures and equipment    294,628        288,929        249,189
                                     ---------      ---------      ---------
                                       771,331        749,911        633,268
  Less accumulated depreciation
    and amortization                   179,994        169,711        140,865
                                     ---------      ---------      ---------
                                       591,337        580,200        492,403
                                     ---------      ---------      ---------
Property under capital leases           15,139         15,640         16,857
  Less accumulated amortization          6,672          6,904          7,223
                                     ---------      ---------      ---------
                                         8,467          8,736          9,634
                                     ---------      ---------      ---------
Property held for sale (net)                56          4,603         11,682
Deferred income taxes                   11,481         11,557          5,968
Other assets                            12,667         13,204         14,049
                                     ---------      ---------      ---------
    Total assets                    $1,378,425     $1,332,451     $1,270,600
                                     =========      =========      =========
LIABILITIES
Current liabilities:
  Current installments of long-
    term debt                           12,861         12,828         12,793
  Accounts payable                     323,134        275,963        291,111
  Restructuring reserve                  5,629          7,175         11,613
  Accrued expenses and other
    current liabilities                130,926        143,316        119,571
  Accrued federal and state
    income taxes                         5,882          8,771          5,026
  Obligations under capital leases
    due within one year                    537            648            908
                                     ---------      ---------      ---------
    Total current liabilities          478,969        448,701        441,022
                                     ---------      ---------      ---------
Real estate debt                           500            924          1,361
General corporate debt                  24,000         24,000         36,000
Senior subordinated debt               100,000        100,000        100,000
Convertible subordinated debt          108,600        108,600        108,600
Obligations under capital leases,
  less portion due within one year      11,703         11,789         12,215
Noncurrent restructuring reserve        20,503         20,623         18,111
Other noncurrent liabilities            64,958         62,694         55,713

STOCKHOLDERS' EQUITY
Common stock, par value $.01,
  authorized 190,000,000 shares,
  issued 33,296,935, 33,296,935
  and 33,292,715 shares                    333            333            333
Additional paid-in capital             329,734        328,619        326,747
Unrealized holding gains (losses)            8             22             (2)
Retained earnings                      244,728        235,213        170,500
Treasury stock, at cost, 275,148,
  567,571 and 0 shares                  (5,611)        (9,067)             -
                                     ---------      ---------      ---------
    Total stockholders' equity         569,192        555,120        497,578
                                     ---------      ---------      ---------
    Total liabilities and
      stockholders' equity          $1,378,425     $1,332,451     $1,270,600
                                     =========      =========      =========

The accompanying notes are an integral part of the financial statements.

                                   WABAN INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                        Thirteen Weeks Ended
                                                        --------------------
                                                        April 27,   April 29,
                                                          1996        1995
                                                        ---------   ---------
                                                            (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $  9,515      $  8,264
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization of property         13,497        11,084
      Loss on property disposals                           374            42
      Amortization of premium on marketable securities      47           244
      Other noncash items (net)                            244           192
      Deferred income taxes                                211         1,769
      Increase (decrease) in cash
        due to changes in:
          Accounts receivable                            6,525        15,765
          Merchandise inventories                      (66,847)      (64,261)
          Prepaid expenses                              (1,115)       (9,454)
          Other assets                                     372        (1,206)
          Accounts payable                              47,171        41,269
          Restructuring reserves                        (1,666)       (7,255)
          Accrued expenses                                (241)       (4,448)
          Accrued income taxes                          (2,889)        2,490
          Other noncurrent liabilities                   2,264         4,554
                                                       -------       -------
  Net cash provided by (used in) operating
    activities                                           7,462          (951)
                                                       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                     (6,048)      (49,389)
  Sale of marketable securities                          3,610        27,517
  Maturity of marketable securities                          -        18,590
  Property additions                                   (36,756)      (45,320)
  Property disposals                                     4,415           104
                                                       -------       -------
    Net cash used in investing activities              (34,779)      (48,498)
                                                       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                             (391)         (361)
  Repayment of capital lease obligations                  (197)         (275)
  Purchase of treasury stock                            (3,453)            -
  Proceeds from sale and issuance of
    common stock                                         7,947         1,025
                                                       -------       -------
    Net cash provided by financing
      activities                                         3,906           389
                                                       -------       -------
    Net decrease in cash and cash
      equivalents                                      (23,411)      (49,060)
    Cash and cash equivalents at
      beginning of year                                 32,155        65,040
                                                       -------       -------
    Cash and cash equivalents at
      end of period                                   $  8,744       $15,980
                                                       =======        ======
Supplemental cash flow information:
  Interest paid                                       $   (157)      $   (15)
  Income taxes paid                                      8,762           997



The accompanying notes are an integral part of the financial statements.

                                   WABAN INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                             (In Thousands Except Per Share Amounts)
                  -------------------------------------------------------------
                    Common             Unrealized                      Total
                    Stock   Additional  Holding                        Stock-
                  Par Value  Paid-In     Gains     Retained  Treasury holders'
                    $.01     Capital    (Losses)   Earnings    Stock   Equity
                  --------- ---------- ----------  --------  -------- -------
Balance, January 28,
    1995             $ 332   $325,565    $ (44)    $162,236  $     -  $488,089
  Net income             -          -        -        8,264        -     8,264
  Unrealized
    holding gains        -          -       42            -        -        42
  Sale and issuance
    of common stock      1      1,182        -            -        -     1,183
                     -----   --------    -----     --------  -------  --------
Balance, April 29,
    1995             $ 333   $326,747    $  (2)    $170,500  $     -  $497,578
                     =====   ========    =====     ========  =======  ========


Balance, January 27,
    1996             $ 333   $328,619    $  22     $235,213  $(9,067) $555,120
  Net income             -          -        -        9,515        -     9,515
  Unrealized
    holding losses       -          -      (14)           -        -       (14)
  Purchase of
    treasury stock       -          -        -            -   (3,453)   (3,453)
  Sale and issuance
    of common stock      -      1,115        -            -    6,909     8,024
                     -----   --------    -----     --------   ------  --------
Balance, April 27,
    1996             $ 333   $329,734    $   8     $244,728  $(5,611) $569,192
                     =====   ========    =====     ========   ======  ========



The accompanying notes are an integral part of the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results for the first three months are not necessarily indicative of results for the full fiscal year because the Company's business, in common with the business of retailers generally, is subject to seasonal influences. BJ's
Wholesale Club's sales and profits have typically been strongest in the Christmas holiday season, while HomeBase's sales and profits have typically been strongest in the spring building season.

2. The financial statements are unaudited and reflect all normal recurring adjustments considered necessary by the Company for a fair presentation of its financial statements in accordance with generally accepted accounting principles.

3. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual
Report on Form 10-K for the fiscal year ended January 27, 1996.

4. Presented below is information relative to the operating results of the Company's business segments (dollars in thousands):


                                                         Thirteen Weeks Ended
                                                         --------------------
                                                         April 27,   April 29,
                                                           1996        1995
                                                        ----------- -----------
Net sales:
  BJ's Wholesale Club                                  $  622,388   $  531,106
  HomeBase                                                352,242      353,349
                                                        ---------    ---------
                                                       $  974,630   $  884,455
                                                        =========    =========

Operating income:
  BJ's Wholesale Club                                  $   14,036   $    9,923
  HomeBase                                                  8,255        9,510
  General corporate expense                                (1,877)      (1,859)
                                                        ---------    ---------
                                                           20,414       17,574
Interest on debt and capital
  leases (net)                                             (4,815)      (4,027)
                                                         --------    ---------
Income before income taxes                              $  15,599   $   13,547
                                                         ========    =========

Warehouses in operation - end of period:
- ---------------------------------------
BJ's Wholesale Club                                          72         62
HomeBase                                                     82         79

5. Certain amounts in the prior year's financial statements have been reclassified for comparative purposes.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Thirteen Weeks (First Quarter) Ended April 27, 1996 versus Thirteen Weeks Ended April 29, 1995.


Results of Operations
- ---------------------

Consolidated net sales for the quarter ended April 27, 1996 were $974.6 million, an increase of 10.2% over last year's first quarter. This increase was due to the opening of new stores and a comparable store sales increase at BJ's Wholesale Club of 7.3%, partially offset by a comparable store sales decrease of 4.5% at HomeBase.

Cost of sales (including buying and occupancy costs) was 85.7% of sales in this year's first quarter versus 85.4% in the comparable period last year. The increase in the cost of sales ratio was attributable primarily to the increased proportion of consolidated sales contributed by BJ's, which has higher cost of sales than HomeBase.

Selling, general and administrative ("SG&A") expenses were 12.3% of sales in the first quarter this year compared to 12.6% in last year's first quarter. This decrease was also due to BJ's larger share of consolidated sales. SG&A expenses as a percentage of sales are lower at BJ's than at HomeBase, which offers a higher level of customer service.

BJ's operating income in this year's first quarter was $14.0 million, a 41.4% increase over last year's $9.9 million. This increase reflected comparable store sales increases as well as improved gross selling margins and the leveraging of fixed expenses. Toward the end of the first quarter, BJ's mailed out a trial membership invitation to non-members in all of its markets, with the objective of converting trial members to full paying members. A similar program was offered at the end of April last year.

Operating income at HomeBase was $8.3 million in the first quarter, a 13.2% decrease from $9.5 million in the same period last year. This decrease was due mainly to lower than expected sales, which resulted in a higher SG&A-to-sales ratio.

The components of net interest expense were as follows (in thousands):

                                                          Thirteen Weeks Ended
                                                          --------------------
                                                          April 27,  April 29,
                                                             1996      1995
                                                          ---------  ---------
Interest expense on debt                                   $ 4,936    $5,337
Interest and investment income                                (519)   (1,733)
                                                             -----     -----
Interest on debt (net)                                       4,417     3,604
Interest on capital leases                                     398       423
                                                            ------     -----
Interest on debt and capital
 leases (net)                                              $ 4,815    $4,027
                                                            ======     =====


Interest expense on debt was net of capitalized interest of $694,000 this year and $529,000 last year. The decrease in interest expense on debt was due primarily to a $12 million reduction in the balance of the Company's 9.58% Senior Notes. Interest and investment income was lower this year because of decreased investments in marketable securities.

The Company's provision for income taxes was 39% of pre-tax income in both this year's and last year's first quarter.

Net income for the first quarter was $9.5 million, or $.28 per share, compared to $8.3 million, or $.25 per share, in the first quarter of last year.


Liquidity and Capital Resources
- -------------------------------

During the first quarter, the Company opened one new BJ's club and three new HomeBase warehouse stores. In the same period last year, three new HomeBase warehouse stores were opened. The renovation of six older HomeBase stores was also completed during this year's first quarter, bringing the total number of stores reflecting Homebase's new prototype design to 42. Cash expended for property additions in the first quarter was $36.8 million versus $45.3 million last year.

The Company's capital expenditures are expected to total approximately $140 million in the current fiscal year, based on opening approximately eight additional BJ's clubs and three additional HomeBase warehouse stores, including the relocation of one unit, over the remainder of the year. Approximately eight additional HomeBase stores are also slated for renovation by the beginning of the next fiscal year. The timing of actual store openings and the amount of related expenditures could vary from these estimates due to, among other things, the complexity of the real estate development process.

As of April 27, 1996, the Company had closed 18 HomeBase warehouse stores in connection with its restructuring and was still obligated under leases for six of these stores. The Company expects to close two additional HomeBase stores that are currently in operation.

The Company's restructuring generated approximately $4 million of cash flow in the first quarter of this year, net of tax benefits. The net cash outflow in connection with the disposition of the remaining warehouse locations, including long-term lease obligations, is estimated to be approximately $9 million to $14 million (net of tax benefits). The terms of the remaining leases expire at various dates through 2011. In some cases, the Company has made lump sum cash payments to settle lease obligations, and it may settle other future lease obligations in the same manner. The actual remaining cash flows could vary from the estimates above, depending on certain factors, principally the Company's ability to dispose of closed HomeBase locations on anticipated terms.

During the first quarter, the Company repurchased 140,000 shares of common stock on the open market at an average cost of $24.67. Cumulatively, the Company has spent $13.4 million to purchase 762,300 shares of its common stock at an average cost of $17.53, pursuant to the $50 million repurchase program approved by the Board of Directors in June 1995.

The Company has an agreement with a group of banks which provides a $150 million line of credit through March 30, 1998. The agreement includes a $20 million sub-facility for standby letters of credit. As of May 1996, the annual facility fee that the Company is required to pay was reduced from $300,000 to $225,000, and the surcharge on borrowings made at LIBOR was reduced from 0.45% to 0.40%. These rates are both subject to further change, based upon the Company's fixed charge coverage ratio. At April 27, 1996, $7.7 million of standby letters of credit were outstanding under the line's sub-facility. The remainder of the line of credit was available for use as of the end of the first quarter. The Company has not borrowed against this line of credit.

Increases in inventory and accounts payable since the end of the fiscal year were due primarily to normal seasonal requirements. Increases in inventory and accounts payable from April 29, 1995 to April 27, 1996 were attributable primarily to new stores.

Cash, cash equivalents and marketable securities totalled $31.4 million as of April 27, 1996. The Company expects that its current resources, together with anticipated cash flow from operations, will be sufficient to finance its operations into the fiscal year ending January 31, 1998. However, the Company may from time to time seek to obtain additional financing. The Company's cash requirements may vary, based on, among other things, the rate at which it disposes of HomeBase stores closed in connection with the restructuring.

Seasonality
- -----------

BJ's sales and operating income have typically been strongest in the Christmas holiday season and lowest in the first quarter of each fiscal year. HomeBase's sales and earnings are typically lower in the first and fourth quarters than they are in the second and third quarters, which correspond to the most active season for home construction.

PART II.  Other Information
          -----------------


Item 6 -  Exhibits and Reports on Form 8-K
          --------------------------------

            (a)   Exhibits

                  11.0 Statement regarding computation of per share earnings.

                  27.0      Financial Data Schedule


            (b) The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended April 27, 1996.

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





Date:          June 6, 1996             /S/ HERBERT J. ZARKIN
       -----------------------------    ------------------------------
                                           Herbert J. Zarkin
                                           President and
                                           Chief Executive Officer






Date:          June 6, 1996             /S/ EDWARD J. WEISBERGER
       -----------------------------    ------------------------------
                                           Edward J. Weisberger
                                           Senior Vice President and
                                           Chief Financial Officer