Form 10-Q
period 1996-07-27
WABAN INC
filed 1996-09-05
CIK 850316

                                   FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.  20549


                    Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended July 27, 1996
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
The number of shares of Registrant's common stock outstanding as of August 24, 1996: 32,705,956

                        PART I. FINANCIAL INFORMATION

                                 WABAN INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                                                         Thirteen Weeks Ended
                                                        ----------------------
                                                         July 27,    July 29,
                                                           1996        1995
                                                        ----------  ----------
                                                         (In Thousands Except
                                                          Per Share Amounts)
Net sales                                             $1,157,959  $1,051,882
                                                       ---------   ---------
Cost of sales, including buying and occupancy costs      985,837     891,278

Selling, general and administrative expenses             125,300     116,966

Interest on debt and capital leases (net)                  4,551       3,631
                                                       ---------   ---------
  Total expenses                                       1,115,688   1,011,875
                                                       ---------   ---------
Income before income taxes                                42,271      40,007

Provision for income taxes                                16,659      15,603
                                                       ---------   ---------
  Net income                                          $   25,612  $   24,404
                                                       =========   =========


Net income per common share (see Exhibit 11 for detailed computations):

    Primary                                           $     0.77  $     0.74
                                                       =========   =========
    Fully diluted                                     $     0.71  $     0.68
                                                       =========   =========

The accompanying notes are an integral part of the financial statements.


                                   WABAN INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                        Twenty-Six Weeks Ended
                                                        -----------------------
                                                         July 27,    July 29,
                                                           1996        1995
                                                        ----------  ----------
                                                         (In Thousands Except
                                                          Per Share Amounts)
Net sales                                             $2,132,589    $1,936,337
                                                       ---------     ---------
Cost of sales, including buying and occupancy costs    1,820,630     1,646,831

Selling, general and administrative expenses             244,723       228,294

Interest on debt and capital leases (net)                  9,366         7,658
                                                       ---------     ---------
  Total expenses                                       2,074,719     1,882,783
                                                       ---------     ---------
Income before income taxes                                57,870        53,554

Provision for income taxes                                22,743        20,886
                                                       ---------     ---------

  Net income                                          $   35,127    $   32,668
                                                       =========     =========




Net income per common share (see Exhibit 11 for detailed computations):

  Primary                                             $     1.05    $     0.98
                                                       =========     =========

  Fully diluted                                       $     0.99    $     0.92
                                                       =========     =========


The accompanying notes are an integral part of the financial statements.

                                   WABAN INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                      July 27,     January 27,      July 29,
                                       1996           1996           1995
                                    -----------    -----------    -----------
                                             (Dollars In Thousands)
ASSETS
Current assets:
  Cash and cash equivalents          $   5,571      $  32,155      $  39,406
  Marketable securities                 14,223         20,339         68,741
  Accounts receivable                   56,561         59,221         46,613
  Merchandise inventories              615,450        570,236        534,538
  Current deferred income taxes         21,265         21,445         22,123
  Prepaid expenses                      11,913         10,755         17,804
                                     ---------      ---------      ---------
    Total current assets               724,983        714,151        729,225
                                     ---------      ---------      ---------
Property at cost:
  Land and buildings                   407,077        376,930        333,247
  Leasehold costs and improvements      87,244         84,052         75,110
  Furniture, fixtures and equipment    306,304        288,929        262,436
                                     ---------      ---------      ---------
                                       800,625        749,911        670,793
  Less accumulated depreciation
    and amortization                   191,685        169,711        152,610
                                     ---------      ---------      ---------
                                       608,940        580,200        518,183
                                     ---------      ---------      ---------
Property under capital leases           14,750         15,640         16,042
  Less accumulated amortization          6,531          6,904          6,732
                                     ---------      ---------      ---------
                                         8,219          8,736          9,310
                                     ---------      ---------      ---------
Property held for sale (net)                59          4,603          4,282
Deferred income taxes                   10,118         11,557          5,719
Other assets                            12,783         13,204         12,947
                                     ---------      ---------      ---------
    Total assets                    $1,365,102     $1,332,451     $1,279,666
                                     =========      =========      =========
LIABILITIES
Current liabilities:
  Current installments of long-
    term debt                       $   12,862     $   12,828     $   12,795
  Accounts payable                     299,388        275,963        283,232
  Restructuring reserve                  4,257          7,175          9,489
  Accrued expenses and other
    current liabilities                132,198        143,316        123,785
  Accrued federal and state
    income taxes                         8,570          8,771         11,773
  Obligations under capital leases
    due within one year                    440            648            824
                                     ---------      ---------      ---------
    Total current liabilities          457,715        448,701        441,898
                                     ---------      ---------      ---------
Real estate debt                           484            924          1,346
General corporate debt                  12,000         24,000         24,000
Senior subordinated debt               100,000        100,000        100,000
Convertible subordinated debt          108,600        108,600        108,600
Obligations under capital leases,
  less portion due within one year      11,626         11,789         12,044
Noncurrent restructuring reserve        15,583         20,623         16,535
Other noncurrent liabilities            69,729         62,694         58,410

STOCKHOLDERS' EQUITY
Common stock, par value $.01,
  authorized 190,000,000 shares,
  issued 33,270,685, 33,296,935
  and 33,288,320 shares                    333            333            333
Additional paid-in capital             329,341        328,619        327,009
Unrealized holding gains (losses)           (5)            22             59
Retained earnings                      270,340        235,213        194,904
Treasury stock, at cost, 562,649,
 567,571 and 371,500 shares            (10,644)        (9,067)        (5,472)
                                     ---------      ---------      ---------
    Total stockholders' equity         589,365        555,120        516,833
                                     ---------      ---------      ---------
    Total liabilities and
      stockholders' equity          $1,365,102     $1,332,451     $1,279,666
                                     =========      =========      =========

The accompanying notes are an integral part of the financial statements.

                                   WABAN INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                        Twenty-Six Weeks Ended
                                                        ----------------------
                                                         July 27,    July 29,
                                                          1996        1995
                                                        ---------   ---------
                                                            (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $35,127      $ 32,668
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization of property         27,322        22,554
      Loss on property disposals                           766            58
      Amortization of premium on marketable securities     116           470
      Other noncash items (net)                            436           425
      Deferred income taxes                              1,637         2,279
      Increase (decrease) in cash
        due to changes in:
          Accounts receivable                            2,660         5,262
          Merchandise inventories                      (45,214)      (21,919)
          Prepaid expenses                              (1,158)       (8,812)
          Other assets                                      93          (267)
          Accounts payable                              23,425        33,390
          Restructuring reserves                        (7,958)      (10,955)
          Accrued expenses                                 458           981
          Accrued income taxes                            (201)        9,237
          Other noncurrent liabilities                   7,035         7,251
                                                       -------       -------
  Net cash provided by operating
    activities                                          44,544        72,622
                                                       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                    (20,873)      (79,881)
  Sale of marketable securities                         23,694        43,332
  Maturity of marketable securities                      3,140        31,587
  Property additions                                   (67,767)      (83,269)
  Property disposals                                     4,424         7,296
                                                       -------       -------
    Net cash used in investing activities              (57,382)      (80,935)
                                                       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                          (12,406)      (12,374)
  Repayment of capital lease obligations                  (371)         (530)
  Purchase of treasury stock                           (11,392)       (5,472)
  Proceeds from sale and issuance of common stock       10,423         1,055
                                                       -------       -------
    Net cash used in financing activities              (13,746)      (17,321)
                                                       -------       -------
    Net decrease in cash and cash equivalents          (26,584)      (25,634)
    Cash and cash equivalents at beginning of year      32,155        65,040
                                                       -------       -------
    Cash and cash equivalents at end of period         $ 5,571      $ 39,406
                                                       =======       =======
Supplemental cash flow information:
  Interest paid                                       $ 10,450      $ 10,868
  Income taxes paid                                     21,307         9,441



The accompanying notes are an integral part of the financial statements.

                                   WABAN INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                             (In Thousands Except Per Share Amounts)
                  -------------------------------------------------------------
                    Common             Unrealized                       Total
                    Stock   Additional  Holding                         Stock-
                  Par Value  Paid-In     Gains     Retained  Treasury  holders'
                    $.01     Capital    (Losses)   Earnings    Stock    Equity
                  --------- ---------- ----------  --------  --------  -------
Balance, January 28,
    1995             $ 332   $325,565    $ (44)    $162,236 $      -  $488,089
  Net income             -          -        -       32,668        -    32,668
  Unrealized
    holding gains        -          -      103            -        -       103
  Purchase of
    treasury stock       -          -        -            -   (5,472)   (5,472)
  Sale and issuance
    of common stock      1      1,444        -            -        -     1,445
                     -----   --------    -----     --------  -------  --------
Balance, July 29,
    1995             $ 333   $327,009    $  59     $194,904 $ (5,472) $516,833
                     =====   ========    =====     ========  =======  ========


Balance, January 27,
    1996             $ 333   $328,619    $  22     $235,213 $ (9,067) $555,120
  Net income             -          -        -       35,127        -    35,127
  Unrealized
    holding losses       -          -      (27)           -        -       (27)
  Purchase of
    treasury stock       -          -        -            -  (11,392)  (11,392)
  Sale and issuance
    of common stock      -        722        -            -    9,815    10,537
                     -----   --------    -----     --------   ------  --------
Balance, July 27,
    1996             $ 333   $329,341    $ (5)     $270,340 $(10,644) $589,365
                     =====   ========    =====     ========   ======  ========



The accompanying notes are an integral part of the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results for the first six months are not necessarily indicative of results for the full fiscal year because the Company's business, in common with the business of retailers generally, is subject to seasonal influences. BJ's
Wholesale Club's sales and profits have typically been strongest in the Christmas holiday season and lowest in the first quarter of each fiscal year.
HomeBase's sales and profits are typically lower in the first and fourth quarters than they are in the second and third quarters, which correspond to the most active season for home construction.

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

4. Presented below is information relative to the operating results of the Company's business segments (dollars in thousands):



                                Thirteen Weeks Ended    Twenty-Six Weeks Ended
                                --------------------    ----------------------
                                July 27,    July 29,     July 27,    July 29,
                                   1996       1995         1996        1995
                                --------    --------    ----------- -----------
Net sales:
  BJ's Wholesale Club          $  733,688  $  632,371  $1,356,076   $1,163,477
  HomeBase                        424,271     419,511     776,513      772,860
                                ---------   ---------   ---------    ---------
                               $1,157,959  $1,051,882  $2,132,589   $1,936,337
                                =========   =========   =========    =========

Operating income:
  BJ's Wholesale Club          $   25,914  $   21,068  $   39,950   $   30,991
  HomeBase                         22,938      24,474      31,193       33,984
  General corporate expense        (2,030)     (1,904)     (3,907)      (3,763)
                                ---------   ---------   ---------    ---------
                                   46,822      43,638      67,236       61,212
Interest on debt and capital
  leases (net)                     (4,551)     (3,631)     (9,366)      (7,658)
                                ---------   ---------   ---------    ---------
Income before income taxes     $   42,271  $   40,007  $   57,870   $   53,554
                                =========   =========   =========    =========

Warehouses in operation - end of period:
- ---------------------------------------
BJ's Wholesale Club                    77          65
HomeBase                               82          78

5. Certain amounts in the prior year's financial statements have been reclassified for comparative purposes.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Thirteen Weeks (Second Quarter) and Twenty-Six Weeks (Six Months) Ended July 27, 1996 versus Thirteen and Twenty-Six Weeks Ended July 29, 1995.


Results of Operations
- ---------------------

Consolidated net sales for the quarterly and six-month periods ended July 27, 1996 were $1.2 billion and $2.1 billion, respectively, an increase of 10.1% over both comparable periods last year. These increases were due to the opening of new stores and comparable store sales increases at BJ's Wholesale Club, partially offset by comparable store sales decreases at HomeBase. Comparable store sales at BJ's increased 5.7% in the second quarter and 6.4% for the six-month period. HomeBase's comparable store sales decreased 3.7% in the second quarter and 4.3% year-to-date.

Cost of sales (including buying and occupancy costs) was 85.1% of sales in this year's second quarter versus 84.7% in the comparable period last year. For the first six months, the cost of sales percentage was 85.4% this year versus 85.0% last year. This year's higher cost of sales ratios were attributable primarily to the increased proportion of consolidated sales contributed by BJ's, which has higher cost of sales than HomeBase.

Selling, general and administrative ("SG&A") expenses were 10.8% of sales in the second quarter this year versus 11.1% in the comparable period last year. Year-to-date SG&A expenses were 11.5% this year versus 11.8% last year. These decreases were primarily due to BJ's larger share of consolidated sales. SG&A expenses are lower at BJ's than at HomeBase, whose business requires a higher level of customer service.

BJ's operating income in this year's second quarter was $25.9 million, an increase of 23.0% over last year's $21.1 million. Year-to-date operating income rose 28.9% to $40.0 million versus $31.0 million last year. These increases were due mainly to comparable store sales increases as well as expense leverage from operating a larger number of warehouse clubs.

Operating income at HomeBase was $22.9 million for the second quarter compared to $24.5 million last year and totalled $31.2 million for the first half versus the prior year's $34.0 million. These decreases were attributable primarily to comparable store sales declines, which reflected increased competition and a weak environment for home improvement expenditures in certain of HomeBase's markets.

The components of net interest expense were as follows (in thousands):

                                  Thirteen Weeks Ended   Twenty-Six Weeks Ended
                                  --------------------   ----------------------
                                   July 27,   July 29,     July 27,   July 29,
                                     1996       1995         1996      1995
                                  ---------  ---------    ---------  ---------
Interest expense on debt           $ 4,815   $ 4,785       $ 9,751   $10,122
Interest and investment income        (657)   (1,569)       (1,176)   (3,302)
                                    ------    ------        ------    ------
Interest on debt (net)               4,158     3,216         8,575     6,820
Interest on capital leases             393       415           791       838
                                    ------    ------        ------    ------
Interest on debt and capital
 leases (net)                      $ 4,551   $ 3,631       $ 9,366   $ 7,658
                                    ======    ======        ======    ======


Interest expense on debt was net of capitalized interest of $615,000 in this year's second quarter and $1,309,000 year-to-date. Last year's capitalized interest was $949,000 in the second quarter and $1,478,000 in the first six months. Interest and investment income was lower this year because of decreased investments in marketable securities.

The year-to-date provision rate for income taxes was 39.3% this year versus 39.0% last year.

Net income for the second quarter was $25.6 million, or $.71 per share, fully diluted, versus $24.4 million or $.68 per share, in the second quarter of last year. For the first six months, net income was $35.1 million, or $.99 per share, fully diluted, versus $32.7 million, or $.92 per share last year.


Liquidity and Capital Resources
- -------------------------------

During the first half of this fiscal year, the Company opened six new BJ's clubs (four of which opened at the end of July) and three new HomeBase warehouse stores, and relocated one HomeBase store. Last year the Company opened three new BJ's clubs and three HomeBase stores in the same time period. The renovation of six older HomeBase stores was also completed during this year's first half, bringing the total number of stores reflecting HomeBase's new prototype design to 43. Cash expended for property additions year-to-date was $67.8 million versus $83.3 million last year.

The Company's capital expenditures are expected to total approximately $135 million in the current fiscal year, based on opening approximately four additional BJ's clubs and two additional HomeBase warehouse stores over the remainder of the year. Approximately eight additional HomeBase stores are also slated for renovation by the beginning of the next fiscal year. The timing of actual store openings and the amount of related expenditures could vary from these estimates due to, among other things, the complexity of the real estate development process.

As of July 27, 1996, the Company has closed 18 HomeBase warehouse stores in connection with its restructuring and expects to close two additional HomeBase stores that are currently in operation. With the settlement of one closed store lease during the second quarter and two others in August, the Company remains obligated under leases for three closed stores.

Cash flow related to restructuring transactions, net of tax benefits, broke even during the first six months of this fiscal year. Future net cash outflow in connection with the disposition of the remaining warehouse locations, including long-term lease obligations, is expected to be approximately $5 million to $10 million (net of tax benefits). The terms of the remaining leases expire at various dates through 2007. In some cases, the Company has made lump sum cash payments to settle lease obligations, and it may settle other future lease obligations in the same manner. The actual future cash flows could vary from the estimates above, depending on certain factors, principally the Company's ability to dispose of closed HomeBase locations on anticipated terms.

During the first half of this fiscal year, the Company repurchased 570,000 shares of common stock on the open market at a total cost of $11.4 million, or an average cost of $19.99 per share. Cumulatively, the Company has spent $21.3 million to purchase 1.2 million shares of its common stock at an average cost of $17.86, pursuant to the $50 million repurchase program approved by the Board of Directors in June 1995.

During the second quarter, the Company extended its $150 million credit agreement with a group of banks through March 30, 1999. The agreement includes a $20 million sub-facility for standby letters of credit. As of May 1996, the annual facility fee that the Company is required to pay was reduced from $300,000 to $225,000, and the surcharge on borrowings made at LIBOR was reduced from 0.45% to 0.40%. These rates are both subject to further change, based upon the Company's fixed charge coverage ratio. At July 27, 1996, $7.7 million of standby letters of credit were outstanding under the line's sub-facility. The remainder of the line of credit was available for use as of the end of the second quarter. The Company has not borrowed against this line of credit.

Increases in inventory since the end of the fiscal year and from July 29, 1995 to July 27, 1996 were attributable primarily to new stores.

Cash, cash equivalents and marketable securities totalled $19.8 million as of July 27, 1996. The Company expects that its current resources, together with anticipated cash flow from operations, will be sufficient to finance its operations through the fiscal year ending January 31, 1998. However, the Company may from time to time seek to obtain additional financing. The Company's cash requirements may vary, based on, among other things, the rate at which it disposes of the HomeBase stores closed in connection with the restructuring.


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

                 PART II.  OTHER INFORMATION


Item 4 -  Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          At the 1996 Annual Meeting of Stockholders held on June 11, 1996, two directors were elected. The tabulation of the vote was as follows:

                                                                        Broker
                       Shares        Shares      Shares      Shares       Non-
                      Voted For     Withheld    Against    Abstaining    Votes
                      ---------     --------    -------    ----------   ------
Directors
- ---------
Allyn L. Levy        29,431,090      140,559        -           -          -
Lorne R. Waxlax      29,429,603      142,046        -           -          -


Item 6 -  Exhibits and Reports on Form 8-K
          --------------------------------

            (a)   Exhibits

                  10.16a Amendment No. 1 dated as of June 7, 1996 to Credit Agreement dated as of April 4, 1995

                  11.0 Statement regarding computation of per share earnings

                  27.0      Financial Data Schedule


            (b) The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended July 27, 1996.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        WABAN INC.
                                        ----------
                                        (Registrant)





Date:      September 5, 1996            /S/ HERBERT J. ZARKIN
       -----------------------------    ------------------------------
                                        Herbert J. Zarkin
                                        President and
                                        Chief Executive Officer






Date:      September 5, 1996            /S/ EDWARD J. WEISBERGER
       -----------------------------    ------------------------------
                                        Edward J. Weisberger
                                        Senior Vice President and
                                        Chief Financial Officer