Form 10-Q
period 1996-10-26
WABAN INC
filed 1996-12-06
CIK 850316

                                   FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.  20549


                    Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended October 26, 1996
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
The number of shares of the Registrant's common stock outstanding as of November 23, 1996: 32,725,078

                         PART I.  FINANCIAL INFORMATION

                                   WABAN INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                         Thirteen Weeks Ended
                                                        -----------------------
                                                        October 26, October 28,
                                                            1996        1995
                                                        ----------- -----------
                                                           (In Thousands Except
                                                            Per Share Amounts)
Net sales                                             $1,064,228 $  965,990
                                                       ---------  ---------
Cost of sales, including buying and occupancy costs      911,885    825,484

Selling, general and administrative expenses             120,953    113,082

Interest on debt and capital leases (net)                  4,988      3,581
                                                         -------    -------
  Total expenses                                       1,037,826    942,147
                                                       ---------  ---------
Income before income taxes                                26,402     23,843

Provision for income taxes                                10,376      9,299
                                                       ---------  ---------
  Net income                                          $   16,026 $   14,544
                                                       =========  =========


Net income per common share (see Exhibit 11 for detailed computations):

    Primary                                             $   0.49   $   0.44
                                                         =======    =======
    Fully diluted                                       $   0.46   $   0.42
                                                         =======    =======

The accompanying notes are an integral part of the financial statements.

                                   WABAN INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                        Thirty-Nine Weeks Ended
                                                        -----------------------
                                                        October 26, October 28,
                                                            1996        1995
                                                        ----------- -----------
                                                         (In Thousands Except
                                                           Per Share Amounts)
Net sales                                               $3,196,817  $2,902,327
                                                         ---------   ---------
Cost of sales, including buying and occupancy costs      2,732,515   2,472,315

Selling, general and administrative expenses               365,676     341,376

Interest on debt and capital leases (net)                   14,354      11,239
                                                         ---------   ---------
  Total expenses                                         3,112,545   2,824,930
                                                         ---------   ---------
Income before income taxes                                  84,272      77,397

Provision for income taxes                                  33,119      30,185
                                                         ---------   ---------
  Net income                                            $   51,153  $   47,212
                                                         =========   =========


Net income per common share (see Exhibit 11 for detailed computations):

  Primary                                               $     1.54  $     1.42
                                                         =========   =========
  Fully diluted                                         $     1.44  $     1.34
                                                         =========   =========


The accompanying notes are an integral part of the financial statements.

                                   WABAN INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                    October 26,    January 27,    October 28,
                                       1996           1996           1995
                                    -----------    -----------    -----------
                                             (Dollars In Thousands)
ASSETS
Current assets:
  Cash and cash equivalents         $   10,114     $   32,155     $    7,360
  Marketable securities                      -         20,339         56,339
  Accounts receivable                   61,217         59,221         52,412
  Merchandise inventories              691,610        570,236        607,307
  Current deferred income taxes         21,413         21,445         22,292
  Prepaid expenses                      12,568         10,755         13,769
                                     ---------      ---------      ---------
    Total current assets               796,922        714,151        759,479
                                     ---------      ---------      ---------
Property at cost:
  Land and buildings                   419,252        376,930        351,444
  Leasehold costs and improvements      90,021         84,052         77,959
  Furniture, fixtures and equipment    317,516        288,929        272,520
                                     ---------      ---------      ---------
                                       826,789        749,911        701,923
  Less accumulated depreciation
    and amortization                   200,082        169,711        161,753
                                     ---------      ---------      ---------
                                       626,707        580,200        540,170
                                     ---------      ---------      ---------
Property under capital leases           14,289         15,640         15,652
  Less accumulated amortization          6,295          6,904          6,634
                                     ---------      ---------      ---------
                                         7,994          8,736          9,018
                                     ---------      ---------      ---------
Property held for sale (net)                 -          4,603          5,607
Deferred income taxes                    8,711         11,557          5,659
Other assets                            14,100         13,204         13,082
                                     ---------      ---------      ---------
    Total assets                    $1,454,434     $1,332,451     $1,333,015
                                     =========      =========      =========
LIABILITIES
Current liabilities:
  Short-term debt                   $   35,000     $        -     $        -
  Current installments of long-
    term debt                           12,472         12,828         12,827
  Accounts payable                     351,477        275,963        325,710
  Restructuring reserve                  3,569          7,175          8,131
  Accrued expenses and other
    current liabilities                134,922        143,316        130,286
  Accrued federal and state
    income taxes                         1,818          8,771          2,866
  Obligations under capital leases
    due within one year                    370            648            752
                                     ---------      ---------      ---------
    Total current liabilities          539,628        448,701        480,572
                                     ---------      ---------      ---------
Real estate debt                           467            924            939
General corporate debt                  12,000         24,000         24,000
Senior subordinated debt               100,000        100,000        100,000
Convertible subordinated debt          108,600        108,600        108,600
Obligations under capital leases,
  less portion due within one year      11,548         11,789         11,896
Noncurrent restructuring reserve        10,346         20,623         15,932
Other noncurrent liabilities            66,134         62,694         61,039

STOCKHOLDERS' EQUITY
Common stock, par value $.01,
  authorized 190,000,000 shares,
  issued 33,270,685, 33,296,935
  and 33,301,935 shares                    333            333            333
Additional paid-in capital             329,469        328,619        327,286
Unrealized holding gains                     -             22              4
Retained earnings                      286,366        235,213        209,448
Treasury stock, at cost, 552,784,
 567,571 and 461,240 shares            (10,457)        (9,067)        (7,034)
                                     ---------      ---------      ---------
    Total stockholders' equity         605,711        555,120        530,037
                                     ---------      ---------      ---------
    Total liabilities and
      stockholders' equity          $1,454,434     $1,332,451     $1,333,015
                                     =========      =========      =========

The accompanying notes are an integral part of the financial statements.

                                   WABAN INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                       Thirty-Nine Weeks Ended
                                                       -----------------------
                                                       October 26, October 28,
                                                           1996       1995
                                                       ----------- -----------
                                                             (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $ 51,153      $ 47,212
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization of property         41,726        34,188
      Loss on property disposals                         1,115           213
      Amortization of premium on marketable securities     120           642
      Other noncash items (net)                            690           777
      Deferred income taxes                              2,893         2,069
      Increase (decrease) in cash
        due to changes in:
          Accounts receivable                           (1,996)         (537)
          Merchandise inventories                     (121,374)      (94,688)
          Prepaid expenses                              (1,813)       (4,777)
          Other assets                                  (1,388)         (568)
          Accounts payable                              75,514        75,868
          Restructuring reserves                       (13,883)      (12,916)
          Accrued expenses                               4,323        11,175
          Accrued income taxes                          (6,953)          330
          Other noncurrent liabilities                   3,440         9,880
                                                       -------       -------
  Net cash provided by operating activities             33,567        68,868
                                                       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                    (20,873)     (109,628)
  Sale of marketable securities                         37,927        64,284
  Maturity of marketable securities                      3,140        52,547
  Property additions                                  (101,185)     (122,993)
  Property disposals                                     4,465         8,518
                                                       -------       -------
    Net cash used in investing activities              (76,526)     (107,272)
                                                       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowing of short-term debt                          35,000             -
  Repayment of long-term debt                          (12,813)      (12,749)
  Repayment of capital lease obligations                  (519)         (750)
  Purchase of treasury stock                           (11,392)       (7,333)
  Proceeds from sale and issuance of
    common stock                                        10,642         1,556
                                                       -------       -------
    Net cash provided by (used in)
      financing activities                              20,918       (19,276)
                                                       -------       -------
    Net decrease in cash and cash
      equivalents                                      (22,041)      (57,680)
    Cash and cash equivalents at
      beginning of year                                 32,155        65,040
                                                       -------       -------
    Cash and cash equivalents at
      end of period                                   $ 10,114       $ 7,360
                                                       =======        ======
Supplemental cash flow information:
  Interest paid                                       $ 10,434       $10,490
  Income taxes paid                                     37,179        27,756



The accompanying notes are an integral part of the financial statements.

                                   WABAN INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                             (In Thousands Except Per Share Amounts)
                  -------------------------------------------------------------
                    Common             Unrealized                       Total
                    Stock   Additional  Holding                         Stock-
                  Par Value  Paid-In     Gains     Retained  Treasury  holders'
                    $.01     Capital    (Losses)   Earnings    Stock    Equity
                  --------- ---------- ----------  --------  --------  -------
Balance, January 28,
    1995             $ 332   $325,565    $ (44)   $162,236   $     -  $488,089
  Net income             -          -        -      47,212         -    47,212
  Unrealized
    holding gains        -          -       48           -         -        48
  Purchase of
    treasury stock       -          -        -           -    (7,333)   (7,333)
  Sale and issuance
    of common stock      1      1,721        -           -       299     2,021
                     -----   --------    -----    --------   -------  --------
Balance, October 28,
    1995             $ 333   $327,286    $   4    $209,448   $(7,034) $530,037
                     =====   ========    =====    ========   =======  ========


Balance, January 27,
    1996             $ 333   $328,619    $  22    $235,213   $(9,067) $555,120
  Net income             -          -        -      51,153         -    51,153
  Unrealized
    holding losses       -          -      (22)          -         -       (22)
  Purchase of
    treasury stock       -          -        -           -   (11,392)  (11,392)
  Sale and issuance
    of common stock      -        850        -           -    10,002    10,852

                     -----   --------    -----    --------   --------  --------
Balance, October 26,
    1996             $ 333   $329,469    $   -    $286,366   $(10,457) $605,711
                     =====   ========    =====    ========   ========  ========


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

4. Presented below is information relative to the operating results of the Company's business segments (dollars in thousands):

                                Thirteen Weeks Ended    Thirty-Nine Weeks Ended
                               -----------------------  -----------------------
                               October 26, October 28,  October 26, October 28,
                                  1996        1995         1996        1995
                               ----------- -----------  ----------- -----------
Net sales:
  BJ's Wholesale Club         $  697,818   $604,426    $2,053,894   $1,767,903
  HomeBase                       366,410    361,564     1,142,923    1,134,424
                               ---------    -------     ---------    ---------
                              $1,064,228   $965,990    $3,196,817   $2,902,327
                               =========    =======     =========    =========

Operating income:
  BJ's Wholesale Club         $   21,302   $ 15,875    $   61,252   $   46,866
  HomeBase                        12,009     13,353        43,202       47,337
  General corporate expense       (1,921)    (1,804)       (5,828)      (5,567)
                               ---------    -------     ---------    ---------
                                  31,390     27,424        98,626       88,636
Interest on debt and capital
  leases (net)                    (4,988)    (3,581)      (14,354)     (11,239)
                               ---------    -------      --------    ---------
Income before income taxes    $   26,402   $ 23,843    $   84,272   $   77,397
                               =========    =======      ========    =========

Warehouses in operation - end of period:
---------------------------------------
BJ's Wholesale Club                    79         68
HomeBase                               84         79


5. On October 23, 1996, the Company announced its intention to spin off its BJ's Wholesale Club division in a tax-free distribution (the "Distribution") that will take the form of a special dividend to stockholders. On November 5, 1996 the Company filed a ruling request with the Internal Revenue Service with respect to the tax-free status of the Distribution and filed preliminary proxy materials with the SEC. The Company expects to hold a special stockholders' meeting early in 1997 to vote on several related proposals, including approval of the Distribution, which is currently expected to be completed in the spring of 1997. However, the Company's Board of Directors has reserved the right to abandon, defer or modify the Distribution at any time prior to its completion.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Thirteen Weeks (Third Quarter) and Thirty-Nine Weeks (Nine Months) Ended October 26, 1996 versus Thirteen and Thirty-Nine Weeks Ended October 28, 1995.


Results of Operations
---------------------

Consolidated net sales for the quarter ended October 26, 1996 were $1.1 billion, an increase of 10.2% over last year's third quarter. For the nine months ended October 26, 1996, consolidated net sales were $3.2 billion, or 10.1% higher than the first three quarters of last year. These increases were due to the opening of new stores and comparable store sales increases at BJ's Wholesale Club, partially offset by comparable store sales decreases at HomeBase. Comparable store sales at BJ's increased 3.7% in the third quarter and 5.5% for the nine-month period. HomeBase's comparable store sales decreased 4.5% in the third quarter and 4.6% year-to-date.

Cost of sales (including buying and occupancy costs) was 85.7% of sales in this year's third quarter versus 85.5% in the comparable period last year. For the first nine months, the cost of sales percentage was 85.5% this year versus 85.2% last year. This year's higher cost of sales ratios were attributable primarily to the increased proportion of consolidated sales contributed by BJ's, which has higher cost of sales than HomeBase.

Selling, general and administrative ("SG&A") expenses were 11.4% of sales in the third quarter this year versus 11.7% in the comparable period last year. Year-to-date SG&A expenses were 11.4% this year versus 11.8% last year. This year's lower ratios were primarily due to BJ's larger share of consolidated sales. SG&A expenses are lower at BJ's than at HomeBase, whose business requires a higher level of customer service.

BJ's operating income in this year's third quarter was $21.3 million, an increase of 34.2% over last year's $15.9 million. Year-to-date operating income rose 30.7% to $61.3 million versus $46.9 million last year. These increases were due mainly to comparable store sales increases and higher merchandise gross margins resulting from a shift in the mix of sales to higher margin categories and efficiencies in merchandise distribution. Membership fee income in the third quarter was $13.7 million compared to $12.3 million in the same period last year. For the nine months, membership fee income was $37.3 million, $2.0 million higher than last year.

Operating income at HomeBase was $12.0 million for the third quarter compared to $13.4 million last year and totalled $43.2 million for the first nine months versus the prior year's $47.3 million. These decreases were primarily due to comparable store sales declines, which reflected significant new competition and a weak environment for home improvement expenditures in certain of HomeBase's markets.

The components of net interest expense were as follows (in thousands):

                                  Thirteen Weeks Ended  Thirty-Nine Weeks Ended
                                  --------------------  -----------------------
                                   Oct. 26,   Oct. 28,     Oct. 26,   Oct. 28,
                                     1996       1995         1996      1995
                                  ---------  ---------    ---------  ---------
Interest expense on debt           $ 4,901   $ 4,710       $14,652   $14,832
Interest and investment income        (302)   (1,538)       (1,478)   (4,840)
                                    ------    ------        ------    ------
Interest on debt (net)               4,599     3,172        13,174     9,992
Interest on capital leases             389       409         1,180     1,247
                                    ------    ------        ------    ------
Interest on debt and capital
 leases (net)                      $ 4,988   $ 3,581       $14,354   $11,239
                                    ======    ======        ======    ======


Interest expense on debt was net of capitalized interest of $505,000 in this year's third quarter and $1,814,000 year-to-date. Last year's capitalized interest was $942,000 in the third quarter and $2,420,000 in the first nine months. Interest and investment income was lower this year because of decreased investments in marketable securities.

The year-to-date provision rate for income taxes was 39.3% this year versus 39.0% last year.

Net income for the third quarter was $16.0 million, or $.46 per share, fully diluted, versus $14.5 million or $.42 per share, in the third quarter of last year. Year-to-date net income was $51.2 million, or $1.44 per share, fully diluted, versus $47.2 million, or $1.34 per share, last year.


Liquidity and Capital Resources
-------------------------------

During the first nine months of this fiscal year, the Company opened eight new BJ's clubs and five new HomeBase warehouse stores, and relocated one HomeBase store. Last year the Company opened six new BJ's clubs and four HomeBase stores, including the relocation of one store, in the same time period. The renovation of ten older HomeBase stores was also completed during the first nine months of this fiscal year, bringing the total number of stores reflecting HomeBase's new prototype design to 49 at October 26, 1996. Cash expended for property additions year-to-date was $101.2 million versus $123.0 million last year.

The Company's capital expenditures are expected to total approximately $125 million in the current fiscal year. Two new BJ's clubs will be opened and two additional HomeBase warehouse stores will be renovated in the fourth quarter. In the fiscal year ending January 31, 1998, the Company expects to open approximately ten new BJ's clubs and one to three new HomeBase stores, and will continue its remodeling program for older HomeBase warehouse stores. The timing of actual store openings and the amount of related expenditures could vary from these estimates due to, among other things, the complexity of the real estate development process.

As of October 26, 1996, the Company has closed 18 HomeBase warehouse stores in connection with its restructuring and expects to close two additional HomeBase stores that are currently in operation. The Company currently remains obligated under leases for three closed stores.

Net cash outflow related to restructuring transactions, net of tax benefits, was $3.2 million during the first nine months of this fiscal year. Future net cash outflow in connection with the disposition of the remaining warehouse locations, including long-term lease obligations, is expected to be approximately $2 million to $7 million (net of tax benefits). The terms of the remaining leases expire at various dates through 2007. In some cases, the Company has made lump sum cash payments to settle lease obligations, and it may settle other future lease obligations in the same manner. The actual future cash flows could vary from the estimates above, depending on certain factors, principally the Company's ability to dispose of closed HomeBase locations on anticipated terms.

During the first nine months of this fiscal year, the Company repurchased 570,000 shares of common stock on the open market at a total cost of $11.4 million, or an average cost of $19.99 per share. Cumulatively, the Company has spent $21.3 million to purchase 1.2 million shares of its common stock at an average cost of $17.86, pursuant to the $50 million repurchase program approved by the Board of Directors in June 1995. The Company has suspended repurchase activity in view of its announced intention to spin off BJ's Wholesale Club (see "Recent Developments").

During the second quarter of this fiscal year, the Company extended its $150 million credit agreement with a group of banks through March 30, 1999. The agreement includes a $20 million sub-facility for standby letters of credit.
As of May 1996, the annual facility fee that the Company is required to pay was reduced from $300,000 to $225,000, and the surcharge on borrowings made at LIBOR was reduced from 0.45% to 0.40%. These rates, which are the minimum provided under the agreement, are both subject to change, based upon the Company's fixed charge coverage ratio. At October 26, 1996, the Company had $35 million of borrowings outstanding under its line of credit and $8.2 million of standby letters of credit were outstanding under the line's sub-facility. The Company expects that no short-term borrowings will be outstanding at the end of its fiscal year.

Increases in inventory from October 28, 1995 to October 26, 1996 were attributable primarily to new stores. Increases in inventory since the end of the previous fiscal year were due mainly to normal seasonal requirements and to new stores.

Cash, cash equivalents and marketable securities totalled $10.1 million as of October 26, 1996. The Company expects that its current resources, together with anticipated cash flow from operations, will be sufficient to finance its operations through the fiscal year ending January 31, 1998. However, the Company may from time to time seek to obtain additional financing. See "Recent Developments" below for information regarding the Company's financing plans in connection with the proposed spin-off of its BJ's Wholesale Club division.


Seasonality
-----------

BJ's sales and operating income have typically been strongest in the Christmas holiday season and lowest in the first quarter of each fiscal year. HomeBase's sales and earnings are typically lower in the first and fourth quarters than they are in the second and third quarters, which correspond to the most active season for home construction.


Recent Developments
-------------------

The following comments should be read in conjunction with the preliminary proxy statement filed by the Company with the Securities and Exchange Commission ("SEC") on November 5, 1996.

On October 23, 1996, the Company announced its intention to spin off its BJ's Wholesale Club division in a tax-free distribution (the "Distribution") that will take the form of a special dividend to stockholders. On November 5, 1996, the Company filed a ruling request with the Internal Revenue Service with respect to the tax-free status of the Distribution and filed preliminary proxy materials with the SEC. The Company expects to hold a special stockholders' meeting early in 1997 to vote on several related proposals, including approval of the Distribution, which will separate the Company's food and general merchandise warehouse club business (BJ's Wholesale Club) from its home improvement warehouse business (HomeBase). After the Distribution, BJ's Wholesale Club, Inc., ("BJI") a newly formed, wholly-owned subsidiary of the Company, will be an independent, publicly owned Company that will operate and develop BJ's business. The Company's stockholders will also be asked to approve an amendment to Waban Inc.'s Certificate of Incorporation changing the name of the Company to "HomeBase, Inc.", which will continue to operate and develop HomeBase's business after the Distribution. Other proposals to be voted upon include an amendment to increase the number of shares available for issuance under the Company's stock incentive plan and to approve certain incentive plans for BJI which are similar to the Company's current incentive plans.

The Distribution is conditioned upon a number of other factors, including (i) declaration of the Distribution by the Board of Directors; (ii) receipt of a ruling from the Internal Revenue Service that the Distribution will qualify as a tax-free transaction; (iii) the conversion into common stock or the redemption for cash of Waban Inc.'s $108.6 million convertible subordinated debentures and, if these debentures are redeemed for cash, the closing of an equity offering by BJI to reduce the indebtedness that the Company would incur to finance the redemption; and (iv) BJI and HomeBase, Inc. having obtained bank credit facilities in amounts deemed necessary by the Company's management. Prior to the Distribution, the Company also intends to repay its $24 million 9.58% senior notes due May 31, 1998 and retire (via open market purchase or a tender offer) or defease its $100 million 11% senior subordinated notes due May 15, 2004.

The Company currently expects the Distribution to be completed in the spring of 1997. However, the Company's Board of Directors has reserved the right to abandon, defer or modify the Distribution at any time prior to its completion.


Forward-Looking Information
---------------------------

This quarterly report on Form 10-Q contains "forward-looking statements," including certain information with respect to the Company's plans and strategy. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, the effects of regional economic conditions and competition, as well as other factors noted under "Recent Developments" above and elsewhere in this quarterly report on Form 10-Q.

                          PART II.  OTHER INFORMATION



Item 6 -  Exhibits and Reports on Form 8-K
          --------------------------------

            (a)   Exhibits

                  10.10 Employment Agreement dated as of September 19, 1996 with Herbert J. Zarkin

                  11.0 Statement regarding computation of per share earnings

                  27.0      Financial Data Schedule


            (b) The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended October 26, 1996.

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





Date:       December 6, 1996            /S/ HERBERT J. ZARKIN
       -----------------------------    -----------------------------
                                           Herbert J. Zarkin
                                           President and
                                           Chief Executive Officer






Date:       December 6, 1996            /S/ EDWARD J. WEISBERGER
       -----------------------------    ------------------------------
                                           Edward J. Weisberger
                                           Senior Vice President and
                                           Chief Financial Officer