Form 10-K
period 1997-01-25
WABAN INC
filed 1997-04-18
CIK 850316

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  FOR THE FISCAL YEAR ENDED JANUARY 25, 1997
                                      OR
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_] .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 29, 1997 was $937,274,000.

  There were 32,824,431 shares of the Registrant's Common Stock, $.01 par value, outstanding as of March 29, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Proxy Statement for the Annual Meeting of Stockholders (Part
                                     III).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART 1

ITEM 1. BUSINESS

  The Company operates two warehouse merchandising businesses: BJ's Wholesale Club ("BJ's") and HomeBase. BJ's introduced the warehouse club concept to New England in 1984, and is the third largest membership warehouse chain nationwide. BJ's sells a narrow assortment of brand-name food and general merchandise within a wide range of product categories. HomeBase is the second largest operator of home improvement warehouse stores in the western United States and is the nation's seventh largest home improvement merchandiser using a warehouse format. HomeBase offers a very broad assortment of home improvement and building supply products to a customer base that includes both serious and casual "Do-It-Yourself" customers, as well as professional contractors. As of January 25, 1997, the Company operated 81 BJ's warehouse clubs and 84 HomeBase warehouse stores.

  The Company was formed in 1989, when Zayre Corp. (now The TJX Companies, Inc. ("TJX")), as part of its restructuring, combined its BJ's Wholesale Club and HomeBase divisions to form Waban Inc. In June 1989, TJX distributed all of the Company's outstanding common stock to its shareholders on a pro rata basis.

  The Company's fiscal year ends on the last Saturday in January. The fiscal year ended January 25, 1997 is referred to as "1996" or "fiscal 1996" below. Earlier fiscal years are referred to in a similar manner.

BJ'S WHOLESALE CLUB

 General

  BJ's Wholesale Club introduced the warehouse club concept to New England in 1984 and has since expanded in the northeastern and Mid-Atlantic states, as well as in southern Florida. As of January 25, 1997, BJ's operated 81 warehouse clubs in twelve states and had over four million members. The table below shows BJ's locations by state.

                                                                      NUMBER OF
      STATE                                                           LOCATIONS
      -----                                                           ---------
      New York.......................................................     21
      Massachusetts..................................................     12
      New Jersey.....................................................     10
      Pennsylvania...................................................      9
      Maryland.......................................................      6
      Virginia.......................................................      6
      Connecticut....................................................      5
      Florida........................................................      4
      New Hampshire..................................................      4
      Maine..........................................................      2
      Delaware.......................................................      1
      Rhode Island...................................................      1
                                                                         ---
        Total........................................................     81
                                                                         ===

 Industry Overview

  Warehouse clubs typically sell a narrow assortment of brand name food and general merchandise items within a wide range of product categories. In order to achieve high sales volumes and rapid inventory turnover, merchandise selections are generally limited to items that are brand name leaders in their categories. Since warehouse clubs sell a diversified selection of product categories, they attract customers from a wide range of other traditional wholesale and retail distribution channels, such as supermarkets, discount stores, office supply stores, consumer electronics stores, automotive stores and wholesale distributors. The Company believes that it is difficult for these higher cost channels of distribution to match the low prices offered by warehouse clubs.

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

  The warehouse club industry in the United States has grown from sales of approximately $14 billion in 1988 to approximately $39 billion in 1996, rapidly gaining market share of both food and general merchandise sales. The Company believes that continued growth in the industry's market share will come from the addition of new clubs as well as from sales growth of existing clubs, primarily at the expense of more traditional channels of distribution.

 Expansion

  Since the beginning of fiscal 1992, BJ's has grown from 29 clubs to 81 clubs in operation at January 25, 1997, one of which was closed in April 1997. Approximately ten additional clubs are expected to open in fiscal 1997 in the Northeast and Florida.

                                    WAREHOUSE   WAREHOUSE WAREHOUSE  WAREHOUSE
                                      CLUBS       CLUBS     CLUBS      CLUBS
                                   IN OPERATION  OPENED    CLOSED   IN OPERATION
   FISCAL                          AT BEGINNING  DURING    DURING      AT END
   YEAR                              OF YEAR    THE YEAR  THE YEAR    OF YEAR
   ------                          ------------ --------- --------- ------------
   1992...........................      29          10       --          39
   1993...........................      39          13       --          52
   1994...........................      52          11         1         62
   1995...........................      62           9       --          71
   1996...........................      71          10       --          81

 Store Profile

  As of January 25, 1997, BJ's operated 72 traditional "big box" warehouse clubs with an average size of approximately 112,000 square feet and nine smaller format warehouse clubs that averaged approximately 69,000 square feet. Three of the ten new BJ's warehouse clubs planned for 1997 are expected to incorporate the smaller format. The smaller format clubs are designed to serve markets whose population is not sufficient to support a full-sized warehouse club and to enhance market penetration where BJ's has established a presence with two or more larger clubs. Including space for parking, a typical full-sized BJ's warehouse club requires eight to ten acres of land. The smaller version typically requires approximately eight acres. BJ's warehouse clubs are located in both free-standing locations and local shopping centers. In some locations, BJ's warehouse clubs are combined with other large store retailers in shopping centers known as power centers.

  Construction and site development costs for a full-sized BJ's warehouse club average approximately $5.0 million. Land acquisition costs for a warehouse club generally range from $2.5 million to $5.5 million, but can be significantly higher in some locations. Opening a traditional-sized BJ's warehouse club entails an initial capital investment of approximately $2.4 million for fixtures and equipment, as well as approximately $2.0 million for inventory (net of accounts payable) and pre-opening expenses.

 Merchandising

  BJ's seeks to service its current members and attract new members by providing a broad range of high quality, brand name merchandise at everyday prices that are consistently lower than the prices available through traditional wholesalers, discount retailers, supermarkets and specialty retail operators. BJ's limits the items offered in each product line to fast selling styles, sizes and colors and, therefore, carries an average of approximately 5,000 active stock-keeping units ("SKUs"). By contrast, supermarkets normally stock approximately 25,000 SKUs, and discount stores typically stock approximately 60,000 SKUs. BJ's works closely with manufacturers to develop packaging and sizes which are best suited to selling through the warehouse club format in order to minimize handling costs and to provide increased value to members.

  A primary component of the Company's merchandising strategy is to provide a constantly changing mix of food and general merchandise items for the retail "Inner Circle(R)" member to create an exciting shopping experience. An equally important merchandising objective is to provide the business member with consistent low prices for frequently purchased items such as food service items and cleaning and office supplies. A number of BJ's specialty product categories such as eye care products and accessories, jewelry, perfume, cellular phones and pagers, and member services such as discount travel, one-hour photo finishing, discounts for real estate and new car purchases and an in-store food court featuring well-known fast food brands are designed for member convenience as well as for their potential to generate income and increase operating margins. "Members First" training programs for BJ's employees support the creation and maintenance of a customer-friendly shopping experience, despite the warehouse club's no-frills physical environment.

  In recent years, food has accounted for an increasing percentage of BJ's sales mix and currently represents approximately 62% of annual sales. The remaining 38% consists of a wide variety of general merchandise items. Food categories at BJ's include frozen foods, meat and dairy products, dry grocery items, fresh produce, canned goods, and household paper products and cleaning supplies. BJ's also offers fresh meat and bakery departments and imported cheeses in nearly all its clubs, and in some clubs is testing new specialty food offerings such as fresh deli items and refrigerated produce. General merchandise includes office supplies, office equipment, televisions, stereos, small appliances, auto accessories, tires, jewelry, housewares, health and beauty aids, greeting cards and apparel. Other products and services offered by BJ's include cellular phones, optical centers, lottery tickets, an auto buying service and a travel service.

  To ensure that its merchandise selection is closely attuned to the tastes of its members, BJ's employs regional buyers who are responsible for tailoring the product selection in individual warehouse clubs to the regional and ethnic tastes of the local market.

 Membership

  Paid membership is an integral part of the warehouse club concept. In addition to providing a source of revenue which permits BJ's to offer low prices, membership reinforces customer loyalty and allows BJ's to concentrate on serving high-volume, repeat customers. BJ's has two primary types of members: business members and Inner Circle members. BJ's Inner Circle members are likely to be home owners and tend to have incomes which are above the average for the Company's trading areas. BJ's believes that a significant percentage of its business members are also active BJ's shoppers for their personal needs. At January 25, 1997, the Company had over four million members (including supplemental cardholders).

  BJ's charges an annual membership fee for individuals and qualified businesses of $30 for the primary membership and provides one free supplemental membership. Additional supplemental memberships for business members cost $15 each. BJ's membership policy does not restrict membership, whereas the Company's competitors have typically required individual members to belong to certain qualifying groups. BJ's believes that its more liberal membership policy has attracted incremental sales without adversely affecting its costs.

 Advertising

  BJ's increases customer awareness of its warehouse clubs primarily through public relations efforts, new store marketing programs, direct mail solicitations and, at certain times of the year, radio and television advertising. BJ's also employs a team of dedicated marketing personnel who solicit potential business members and who contact selected community groups to increase the number of members. From time to time, BJ's runs free trial membership promotions to attract new members with the objective of converting them to paid membership status and also uses one-day passes to introduce non-members to its warehouse clubs.

  BJ's policy is generally to limit advertising and promotional expenses to new warehouse club openings and to utilize print and electronic media advertising sparingly. BJ's uses limited vendor-funded television and radio advertising during the Christmas holiday season. These policies result in very low marketing expenses as compared to typical discount retailers and supermarkets.

 Warehouse Club Operations

  BJ's ability to achieve profitable operations while offering high quality, brand name merchandise at low prices depends upon the efficient operation of its warehouse clubs and high sales volumes. BJ's buys most of its merchandise at volume discounts from manufacturers for shipment either to a BJ's cross-docking facility or directly to BJ's warehouse clubs. This eliminates many of the costs associated with traditional multiple-step distribution channels, including distributors' commissions and the costs of storing merchandise in central distribution facilities.

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

  BJ's works closely with manufacturers to minimize the amount of handling required once merchandise is received at a warehouse club. Most merchandise is pre-marked by the manufacturer with the universal product code (UPC) so that it does not require ticketing at the warehouse club. In addition, BJ's minimizes labor costs by designing its warehouse clubs to be self-service for members. Merchandise for sale is displayed on pallets containing large quantities of each item, thereby reducing labor required for handling, stocking and restocking. Back-up merchandise is generally stored in steel racks above the sales floor. BJ's goal is to keep at least one day's supply of each item on the selling floor.

  BJ's has been able to limit inventory losses to levels well below those typical of discount retailers by strictly controlling the exits of its warehouse clubs, by generally limiting customers to members and by using state-of-the-art electronic article surveillance technology. Problems associated with payments by check have been insignificant, since the members who issue dishonored checks are restricted to cash-only terms.

  In October 1995, BJ's became the first warehouse club chain to accept MasterCard, and at the same time introduced a co-branded BJ's MasterCard. Purchases made at BJ's warehouse clubs with the co-branded BJ's MasterCard earn a 2% rebate. All other purchases with the BJ's MasterCard earn a 1% rebate. Rebates are issued in the form of "BJ's Bucks," which can be redeemed by members only at BJ's warehouse clubs. In addition to MasterCard, BJ's permits members to pay for their purchases by cash, check, Discover card, or a BJ's credit card, which is provided by a major financial institution on a non-recourse basis.

 Management Information Systems

  Over the past several years, BJ's has made a significant investment in enhancing the efficiency with which it handles merchandise and captures sales information. BJ's was the first warehouse club to introduce scanning devices which work in conjunction with its electronic point of sale (EPOS) terminals. Sales data from the EPOS terminals is continually transmitted to a minicomputer in the warehouse club and transmitted daily to a mainframe computer which provides detailed sales information to BJ's management and buying staff. BJ's utilizes a sophisticated merchandise replenishment algorithm to suggest quantities to be re-ordered, which are monitored daily by BJ's buying staff. BJ's fully integrated information system also maintains detailed purchasing data on individual members, permitting the buying staff and store managers to track changes in members' buying behavior.

 Competition

  BJ's competes with a wide range of national, regional and local retailers and wholesalers selling food or general merchandise in its markets, including supermarkets, general merchandise chains, specialty chains and other warehouse clubs, some of which have significantly greater financial and marketing resources than BJ's. Major competitors that operate warehouse clubs include Costco Companies, Inc. and Sam's Clubs (a division of Wal-Mart Stores, Inc.).

  There is a large number of competitive membership warehouse clubs in BJ's markets. Seventy of BJ's 72 "big box" warehouse clubs have at least one competitive membership warehouse club in their trading areas at an average distance of approximately seven miles. None of the smaller format clubs has direct competition from other warehouse clubs.

  BJ's believes price is the major competitive factor in the markets in which it competes. Other competitive factors include store location, merchandise selection and name recognition. BJ's believes its efficient, low cost form of distribution gives it a significant competitive advantage over more traditional channels of wholesale and retail distribution. As a regional chain, BJ's strives to differentiate itself from other membership warehouse club operators by its attention to local buying preferences and seasonality.

 Employees

  As of January 25, 1997, BJ's had approximately 11,000 employees ("team members") of whom approximately 300 were considered part-time employees (persons who work less than 20 hours per week). Approximately 600 team members were employed in divisional management and office support functions; the balance worked in the warehouse clubs. None of BJ's team members is represented by unions. BJ's considers its relations with its team members to be excellent.

 Properties

  BJ's operated 81 warehouse locations as of January 25, 1997, of which 44 are leased under long-term leases and 27 are owned. BJ's owns the buildings at the remaining ten locations, which are subject to long-term ground leases.

  The unexpired terms of BJ's leases range from approximately three to 44 years, and average approximately 16 years. BJ's has options to renew all but one of its leases for periods that range from approximately five to 50 years and average approximately 20 years. These leases require fixed monthly rental payments which are subject to various adjustments. In addition, certain leases require payment of a percentage of the warehouse's gross sales in excess of certain amounts. All leases require that BJ's pay all property taxes, insurance, utilities and other operating costs.

  BJ's home office in Natick, Massachusetts, which includes the Company's principal executive offices, occupies 142,000 square feet under leases expiring January 31, 1999 with options to extend these leases through January 31, 2006.

HOMEBASE

 General

  HomeBase opened its first warehouse store in California in October 1983 and, as of January 25, 1997, operated 84 warehouse stores in 10 western states (including one store which the Company plans to close during 1997). The table below shows HomeBase's locations by state as of January 25, 1997.

                                                                       NUMBER OF
      STATE                                                            LOCATIONS
      -----                                                            ---------
      California......................................................     48
      Washington......................................................      9
      Colorado........................................................      7
      Arizona.........................................................      5
      Oregon..........................................................      4
      New Mexico......................................................      3
      Utah............................................................      3
      Nevada..........................................................      2
      Texas...........................................................      2
      Idaho...........................................................      1
                                                                          ---
        Total.........................................................     84
                                                                          ===

 Industry Overview

  Warehouse-format home improvement stores typically provide lower prices than traditional home improvement and building supply stores. The warehouse format also offers a very broad assortment of home improvement products, combined with a high level of service from knowledgeable, well-trained warehouse staff. These factors are communicated to customers through ongoing, aggressive advertising.

  The warehouse format generally serves two broad customer groups within the home improvement industry. The first group consists of individuals and families that are making purchases and completing projects for their own homes on a Do-It-Yourself ("DIY") basis. These DIY customers range from casual to serious, and require varying levels of support in planning and selecting their purchases. The second customer group consists of professional contractors and facility managers who use home improvement and building supply products on a daily basis in their businesses. This group is primarily interested in product availability, low prices, and fast, efficient service.

  The Company believes that demographic and lifestyle factors such as the aging of baby boomers, the increase in home-centered activities and the aging housing stock will create growing demand for home improvement products and services. The Company believes that the overall market for home improvement products in the United States was approximately $139 billion in 1996.

  Over the last ten years, warehouse-format home improvement retailers have gained significant market share in the United States by offering lower prices, greater product selection and more in-stock merchandise than traditional home center, hardware and lumber yard operators. In addition, warehouse stores have been able to take advantage of economies created by large sales volumes.

 Expansion

  HomeBase is among the two largest home improvement operators in most of the metropolitan markets which it serves. HomeBase's current expansion strategy is oriented towards reinforcing its position in these existing markets and expanding selectively to contiguous markets.

  The following table shows the number of HomeBase stores opened and closed during the last five years:

                                    WAREHOUSE   WAREHOUSE WAREHOUSE  WAREHOUSE
                                      STORES     STORES    STORES      STORES
                                   IN OPERATION  OPENED    CLOSED   IN OPERATION
   FISCAL                          AT BEGINNING  DURING    DURING      AT END
   YEAR                              OF YEAR    THE YEAR  THE YEAR    OF YEAR
   ------                          ------------ --------- --------- ------------
   1992...........................      73          13       --          86
   1993...........................      86           5         9         82
   1994...........................      82           3         8         77
   1995...........................      77           4         2         79
   1996...........................      79           5       --          84

  Since 1993, the Company has completed the remodeling or relocation of 38 older HomeBase stores to reflect its new prototype design. Waban expects to continue the remodeling program and to open two new HomeBase stores, and close one existing store, in fiscal 1997.

 Strategic Initiatives and Restructuring

  In 1993, HomeBase introduced a series of strategic initiatives designed to strengthen its market position in the western United States and improve its profitability. These initiatives included (i) a significant increase in the level of customer service offered at HomeBase stores, through an increase in the number of salespeople, including hiring experienced tradespeople and others with specialized product knowledge in home improvement fields, and enhanced sales and service training for both new and existing store employees,
(ii) improvement in gross margin through buying and logistics efficiencies created by centralization of the merchandise replenishment function, improved distribution of merchandise to reduce freight costs, and selective price increases, and (iii) an aggressive marketing program to communicate to customers the benefits of shopping at HomeBase and its improved levels of customer service.

 Customer Service

  HomeBase is committed to providing superior service to every customer. Carefully selected home improvement specialists, many of whom have extensive experience in their respective fields, are available throughout the store to assist DIY customers and professional contractors. HomeBase's project design centers and kitchen design centers feature computer assisted design tools that allow customers to work with design coordinators to conceptualize and plan virtually any home improvement project. The majority of HomeBase stores also offer professional interior decorators who provide free design consultations in the homes of HomeBase's customers.

  HomeBase believes that it is important to expand the DIY marketplace by encouraging new DIY customers and upgrading the skills and confidence levels of existing DIY customers. Accordingly, HomeBase provides assistance and training to DIY customers, including regularly scheduled customer clinics on a wide range of home improvement projects. Delivery and installation are also available as services to DIY customers.

  HomeBase offers services to specifically address the needs of contractors. A majority of HomeBase warehouse stores have Contractor Desks, with staff dedicated to handling contractors' special needs, including the ability to receive faxed orders and pre-assemble them for pick-up, and quickly obtaining special items and sizes. HomeBase will also deliver bulk purchases to job sites for a nominal fee. HomeBase warehouse stores offer extended hours, opening early in the morning to serve professional contractors.

  HomeBase strives to develop the skills of its store personnel to ensure that customers consistently receive knowledgeable and courteous assistance. HomeBase's training programs emphasize the importance of customer service and improve store employees' selling skills. HomeBase provides extensive training for its entry level warehouse store personnel through a comprehensive in-house training program that combines on-the-job training with formal seminars and meetings. On an ongoing basis, warehouse store personnel attend periodic in-house training sessions conducted by HomeBase's training staff or by manufacturers' representatives, and they receive sales, product and other information in frequent meetings with their managers. HomeBase's satellite television system permits it to simultaneously broadcast training sessions from its Irvine, California headquarters to every individual warehouse store location.

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

 Merchandising

  HomeBase's large product offering (approximately 28,000 SKU's) provides a broad selection of brand name merchandise to both DIY customers and professional contractors. HomeBase believes that the operating efficiencies of the warehouse format provide substantial savings over other channels of home improvement and building supply product distribution. In order to achieve greater operational efficiencies and reduce freight and handling costs, as well as improve the manner in which it acquires products, HomeBase has centralized its merchandise replenishment operations and improved its logistics of distribution . This program also permits the Company to redeploy more store personnel to customer service activities.

  Merchandise sold by HomeBase includes lumber, building materials, plumbing supplies and fixtures, electrical materials and fixtures, kitchen cabinets, hand and power tools, hardware, paint, garden supplies, nursery items, home decorative items and related seasonal and household merchandise. HomeBase's brand name orientation allows customers to compare HomeBase's prices to the same items offered by competitors. In selected categories, HomeBase supplements these brand name offerings with high quality private label products at lower prices.

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

 Store Profile

  The average size of the 84 HomeBase warehouse stores in operation at January 25, 1997 was approximately 102,000 square feet. Most HomeBase warehouse stores also utilize outside selling space for nursery and garden centers. HomeBase's warehouse stores are located in both free-standing locations and local shopping centers. In some locations, HomeBase warehouse stores are combined with membership warehouse clubs or other large store retailers in shopping centers known as power centers.

  Including space for parking, a typical new HomeBase warehouse store requires eight to ten acres of land. Construction and site development costs for a new HomeBase warehouse store average approximately $5.0 million. Land acquisition costs for a new warehouse store generally range from $2.0 million to $6.0 million. A new HomeBase warehouse store entails an initial capital investment of approximately $1.6 million for fixtures and equipment. In addition to capital expenditures, each new warehouse store requires an investment of approximately $2.7 million for inventory (net of accounts payable) and pre-opening expenses.

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

  HomeBase introduced scanning to the home improvement industry and is a leader in implementing electronic data interchange ("EDI"). EDI permits both HomeBase and its vendors to save money and reduce errors by electronically transmitting advance shipment notices and purchase order and invoicing information. HomeBase now uses EDI with more than 1,200 vendors and continues to expand its use of this technology.

 Competition

  HomeBase competes with other home improvement warehouse stores and a wide range of businesses engaged in the wholesale or retail sale of home improvement and building supply merchandise, including home centers, hardware stores, lumber yards and discount stores. HomeBase believes the major competitive factors in the markets in which it competes are customer service, price, product selection, location and name recognition. HomeBase believes that its improved level of customer service, the value offered by its low prices and the one-stop shopping available through its full range of home improvement products give it an advantage over many of its traditional home center competitors. The major competitor in HomeBase's market areas that also uses the warehouse merchandising format is The Home Depot, Inc., which has significantly greater financial and marketing resources than HomeBase. Approximately 85% of HomeBase's warehouse stores compete with Home Depot units. HomeBase also competes with Builders Square (a division of Kmart Corp.), and a number of smaller regional operators such as Eagle Hardware & Garden, Inc., Orchard Supply & Hardware (a division of Sears), and Contractor's Warehouse (a division of Grossman's Inc.). Approximately 95% of HomeBase's warehouse stores have at least one home improvement warehouse retailer in their trading areas at an average distance of approximately 3 miles.

 Employees

  As of January 25, 1997, HomeBase had approximately 8,500 employees ("team members"), of whom approximately 2,600 were considered part-time employees (persons who work less than 33 hours per week). Approximately 500 team members were employed in divisional management and office support functions; the balance worked in the warehouse stores. None of HomeBase's team members is represented by unions. HomeBase considers its relations with its team members to be excellent.

 Properties

  HomeBase operated 84 warehouse locations as of January 25, 1997, of which 65 are leased under long-term leases, 18 are owned and one is occupied under a tenancy at will. The unexpired terms of the leases range from approximately four years to 19 years, and average approximately 13 years. HomeBase has options to renew all of its leases for periods that range from approximately five to 25 years and average approximately 18 years. These leases require fixed monthly rental payments which are subject to various adjustments. In addition, certain leases require payment of a percentage of the warehouse's gross sales in excess of certain amounts. The Company also remains obligated under leases for three additional stores that have been closed. Most leases require that HomeBase pay all property taxes, insurance, utilities and other operating costs.

  HomeBase's home office in Irvine, California, occupies 164,000 square feet under a lease expiring July 24, 2004, with options to extend this lease through July 24, 2019.

ITEM 2. PROPERTIES

  Information with respect to BJ's Wholesale Club's properties and HomeBase's properties is presented on pages 6 and 10 above, respectively. Listings of BJ's Wholesale Club and HomeBase locations within each state are shown on pages 2 and 7, respectively.

  See Note B of Notes to the Consolidated Financial Statements included elsewhere in this report for additional information with respect to the Company's leases.

  Certain of the Company's locations are financed through long-term secured financings. See Note A of Notes to the Consolidated Financial Statements for additional information with respect to such financings.

ITEM 3. LEGAL PROCEEDINGS

  The Company is involved in various legal proceedings incident to the character of its business. Although it is not possible to predict the outcome of these proceedings or any claims against the Company related thereto, the Company believes that such proceedings will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended January 25, 1997.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

  The following persons are the executive officers of the Company as of the date hereof:

                                           OFFICE AND EMPLOYMENT
 NAME                   AGE                DURING LAST FIVE YEARS
 ----                   ---                ----------------------
 Lorne R. Waxlax.......  63 Chairman of the Board of the Company since June
                            1996; Director of the Company since 1990; Executive
                            Vice President of The Gillette Company (1985--
                            1993).
 Herbert J. Zarkin.....  58 President, Chief Executive Officer and Director of
                            the Company since May 1993; Executive Vice
                            President of the Company (1989-1993); President of
                            the BJ's Wholesale Club Division (1990-1993).
 John J. Nugent........  50 Executive Vice President of the Company and
                            President of the BJ's Wholesale Club Division since
                            September 1993; Senior Vice President, Sales
                            Operations of the BJ's Wholesale Club Division
                            (1991-1993); Vice President and Director of Sales
                            Operations of the BJ's Wholesale Club Division
                            (1989-1993).
 Allan P. Sherman......  52 Executive Vice President of the Company since May
                            1993 and President of the HomeBase Division since
                            September 1993; President of the BJ's Wholesale
                            Club Division (May 1993 to September 1993); Senior
                            Vice President and General Merchandise Manager--
                            Non-Food of the BJ's Wholesale Club Division
                            (1991--1993).
 Edward J. Weisberger..  55 Senior Vice President and Chief Financial Officer
                            of the Company since September 1994; Vice
                            President--Finance of the Company (1989--1994).
 Sarah M. Gallivan.....  54 Vice President and General Counsel of the Company
                            since December 1989.

  All officers hold office until the next annual meeting of the Board of Directors in 1997 and until their successors are elected and qualified.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

  The common stock of the Company is listed on the New York Stock Exchange (symbol WBN). The quarterly high and low stock prices for the fiscal years ended January 25, 1997 and January 27, 1996 were:

                                 FISCAL YEAR ENDED        FISCAL YEAR ENDED
                                  JANUARY 25, 1997         JANUARY 27, 1996
                                 ---------------------    ---------------------
      QUARTER                      HIGH         LOW         HIGH         LOW
      -------                    ---------    --------    ---------    --------
      First.....................      27 1/8       18 3/4      20 3/8       15 7/8
      Second....................       28          17 7/8      16 3/4       13 1/2
      Third.....................      27 5/8       18 3/8      19 1/4       15 1/2
      Fourth....................      28 3/8        25         19 5/8       15 1/4

  The number of stockholders of record at March 29, 1997 was 3,579. The Company has not paid any dividends. For restrictions on the payment of dividends, see Note A of Notes to the Consolidated Financial Statements included elsewhere in this report.

  During the fourth quarter of 1996, the Company issued 1,292 shares of Common Stock upon conversion of $32,000 aggregate principal amount of its 6 1/2% Convertible Subordinated Debentures due June 1, 2002 in reliance upon the exemption from registration set forth in Section 3(a)(9) of the Securities Act. No underwriters were engaged in connection with such issuances. The Company did not sell any other equity securities during the fourth quarter of 1996 that were not registered under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

                                                    FISCAL YEAR ENDED
                          ---------------------------------------------------------------------
                          JAN. 25, 1997 JAN. 27, 1996 JAN. 28, 1995 JAN. 29, 1994 JAN. 30, 1993
                          ------------- ------------- ------------- ------------- -------------
                                                                                   (53 WEEKS)
                                      (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net sales...............   $ 4,375,528   $ 3,978,384   $ 3,650,281   $ 3,589,341   $ 3,357,794
                           -----------   -----------   -----------   -----------   -----------
Cost of sales, including
 buying and occupancy
 costs..................     3,742,599     3,387,992     3,110,787     3,086,670     2,881,334
Selling, general and
 administrative
 expenses...............       486,868       455,523       418,404       423,026       401,905
Restructuring charge....           --            --            --        101,133           --
Interest on debt and
 capital leases (net)...        19,735        15,431        14,898        12,489         6,280
                           -----------   -----------   -----------   -----------   -----------
Income (loss) before
 income taxes and
 cumulative effect of
 accounting principle
 changes................       126,326       119,438       106,192       (33,977)       68,275
Provision (benefit) for
 income taxes...........        49,666        46,461        41,202       (15,290)       24,033
                           -----------   -----------   -----------   -----------   -----------
Income (loss) before
 cumulative effect of
 accounting principle
 changes................        76,660        72,977        64,990       (18,687)       44,242
Cumulative effect of
 accounting principle
 changes................           --            --            --            905           --
                           -----------   -----------   -----------   -----------   -----------
Net income (loss).......   $    76,660   $    72,977   $    64,990   $   (17,782)  $    44,242
                           ===========   ===========   ===========   ===========   ===========
Income (loss) per common
 share:
 Primary earnings per
  share:
 Income (loss) before
  cumulative effect of
  accounting principle
  changes...............   $      2.31   $      2.20   $      1.95   $     (0.56)  $      1.33
 Cumulative effect of
  accounting principle
  changes...............           --            --            --           0.02           --
                           -----------   -----------   -----------   -----------   -----------
Net income (loss).......   $      2.31   $      2.20   $      1.95   $     (0.54)  $      1.33
                           ===========   ===========   ===========   ===========   ===========
 Fully diluted earnings
  per share:
 Income (loss) before
  cumulative effect of
  accounting principle
  changes...............   $      2.15   $      2.05   $      1.83   $     (0.56)  $      1.31
 Cumulative effect of
  accounting principle
  changes...............           --            --            --           0.02           --
                           -----------   -----------   -----------   -----------   -----------
Net income (loss).......   $      2.15   $      2.05   $      1.83   $     (0.54)  $      1.31
                           ===========   ===========   ===========   ===========   ===========
Number of common shares
 for earnings per share
 computations:
 Primary................    33,205,159    33,220,445    33,405,014    33,082,362    33,191,497
 Fully diluted..........    37,713,069    37,784,238    37,792,893    33,082,362    35,706,763
BALANCE SHEET DATA:
Working capital.........   $   275,842   $   265,450   $   308,749   $   213,315   $   286,313
Total assets............     1,375,966     1,332,451     1,237,521     1,072,994     1,006,663
Long-term debt and
 obligations under
 capital leases.........       232,486       245,313       258,763       174,054       192,630
Stockholders' equity....       631,925       555,120       488,089       420,492       436,610
WAREHOUSES OPEN AT END
 OF YEAR:
BJ's Wholesale Club.....            81            71            62            52            39
HomeBase................            84            79            77            82            86

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Company's fiscal year ends on the last Saturday in January. The fiscal year ended January 25, 1997 is referred to as "1996" or "fiscal 1996" below. The fiscal years ended January 27, 1996 and January 28, 1995 are referred to as "1995" or "fiscal 1995" and "1994" or "fiscal 1994," respectively.

RESULTS OF OPERATIONS

  The following table presents selected income statement and segment data for the last three fiscal years:

                                             FISCAL YEAR ENDED
                          --------------------------------------------------------
                           JANUARY 25, 1997   JANUARY 27, 1996   JANUARY 28, 1995
                          ------------------ ------------------ ------------------
                                     % OF               % OF               % OF
                             $     NET SALES    $     NET SALES    $     NET SALES
                          -------- --------- -------- --------- -------- ---------
                               (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Net sales...............  $4,375.5   100.0%  $3,978.4   100.0%  $3,650.3   100.0%
Cost of sales, including
 buying and occupancy
 costs..................   3,742.6    85.5    3,388.0    85.2    3,110.8    85.2
Selling, general and
 administrative
 expenses...............     486.9    11.1      455.5    11.4      418.4    11.5
Interest on debt and
 capital leases (net)...      19.7      .5       15.4      .4       14.9      .4
                          --------   -----   --------   -----   --------   -----
Income before income
 taxes..................     126.3     2.9      119.5     3.0      106.2     2.9
Provision for income
 taxes..................      49.6     1.1       46.5     1.2       41.2     1.1
                          --------   -----   --------   -----   --------   -----
Net income..............  $   76.7     1.8%  $   73.0     1.8%  $   65.0     1.8%
                          ========   =====   ========   =====   ========   =====
Fully diluted net income
 per common share.......  $   2.15           $   2.05           $   1.83
                          ========           ========           ========
SELECTED SEGMENT DATA:
BJ's Wholesale Club:
  Net sales.............  $2,922.8   100.0%  $2,529.6   100.0%  $2,293.1   100.0%
  Operating income......  $  108.5     3.7%  $   86.5     3.4%  $   68.8     3.0%
HomeBase:
  Net sales.............  $1,452.7   100.0%  $1,448.8   100.0%  $1,357.2   100.0%
  Operating income......  $   45.1     3.1%  $   55.8     3.8%  $   60.7     4.5%

  In the fourth quarter of 1993, the Company recorded a $101.1 million pre-tax restructuring charge, primarily related to repositioning its HomeBase division. Eight midwestern HomeBase warehouse stores were closed during that quarter. The Company's results for 1994 excluded the sales and operating losses of 16 other HomeBase warehouse stores planned to be closed. Eight of those 16 stores were closed in 1994, and two more stores were closed in 1995.

  HomeBase's reported sales and operating income for 1995 included all stores in operation. Sales from the eight warehouse stores which closed in 1994 and the two warehouse stores which closed in 1995 were excluded from the computation of comparable store sales growth from 1994 to 1995.

SALES

  Total sales of the Company increased by 10.0% from 1995 to 1996 and by 9.0% from 1994 to 1995. The increase in 1996 was due to the opening of new stores and comparable store sales increases at BJ's Wholesale Club, partially offset by comparable store sales decreases at HomeBase.

Adjusting 1994 sales for HomeBase stores whose sales and operating income were charged to the restructuring reserve in 1994, total sales for the Company increased by 6.4% from 1994 to 1995. This increase was due to the opening of new stores.

  Comparable store sales increases (decreases) for the last two fiscal years were as follows:

                                                               1996 VS. 1995 VS.
                                                                 1995     1994
                                                               -------- --------
   BJ's Wholesale Club........................................   5.5 %    0.4 %
   HomeBase...................................................  (5.2)%   (5.0)%
   Total Company..............................................   1.6 %   (1.8)%

  The comparable store sales increase at BJ's in 1996 was attained through marketing and merchandising programs that positively impacted both food and general merchandise sales. The effect of increased competition and opening of new BJ's clubs in the same markets as existing BJ's clubs was less pronounced in 1996 than in the two previous years.

  HomeBase's comparable store sales in the last two years reflected continuing competitive pressures and a lower level of home improvement activity in California, where more than half of the HomeBase stores are located. Sales in 1995 were also impacted by significant deflation in lumber prices and by severe weather in the western United States in the first quarter of 1995.

COST OF SALES

  Cost of sales (including buying and occupancy costs) as a percentage of sales was 85.5% in 1996, versus 85.2% in both 1995 and 1994. Although BJ's, which has lower gross margins than HomeBase, contributed an increasing proportion of consolidated sales throughout the period from 1994 to 1996, the cost of sales percentage in 1995 and 1994 was flat primarily because of a decline in HomeBase's cost of sales ratio. The increase in the cost of sales percentage in 1996 was due to BJ's higher proportion of consolidated sales and a higher cost of sales ratio at HomeBase.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Selling, general and administrative ("SG&A") expenses as a percentage of sales were 11.1% in 1996, 11.4% in 1995, and 11.5% in 1994. These decreases throughout the period were due mainly to BJ's larger share of consolidated sales. SG&A expenses as a percentage of sales are lower at BJ's than at HomeBase, whose business requires a higher level of customer service.

OPERATING INCOME

  BJ's operating income was $108.5 million in 1996, $86.5 million in 1995, and $68.8 million in 1994. The improvement in operating income over the three-year period resulted from BJ's continuing ability to introduce higher margin products into the merchandise mix, and maintain tight control over inventory and operating expenses. Comparable store sales also improved during the period, particularly in 1996. Total sales included membership fee income of $54.3 million in 1996, $51.3 million in 1995 and $48.5 million in 1994.

  HomeBase's operating income was $45.1 million in 1996, compared with $55.8 million in 1995 and $60.7 million in 1994. The decreases in operating income throughout the three-year period were due mainly to lower-than-expected sales volumes. HomeBase's gross margin and operating income in 1996 were also impacted by an unfavorable adjustment to its shrinkage reserve in the fourth quarter.

INTEREST

  The components of net interest expense in the last three years were as follows (in millions):

                                                 FISCAL YEAR ENDED
                                     -----------------------------------------
                                     JAN. 25, 1997 JAN. 27, 1996 JAN. 28, 1995
                                     ------------- ------------- -------------
   Interest expense on debt.........     $20.0         $19.8         $19.1
   Interest and investment income...      (1.8)         (6.0)         (6.0)
                                         -----         -----         -----
   Interest on debt (net)...........      18.2          13.8          13.1
   Interest on capital leases.......       1.5           1.6           1.8
                                         -----         -----         -----
   Interest on debt and capital
    leases (net)....................     $19.7         $15.4         $14.9
                                         =====         =====         =====

  Interest expense on debt in 1996 was approximately the same as 1995, as the reduction in interest on the Company's Senior Notes (average balance reduced by $12 million each year) was offset by a decrease in capitalized interest of approximately $1.3 million. Interest and investment income decreased in 1996 because of decreased investments in marketable securities. Interest expense on debt in 1995 was slightly higher than the previous year because 1995 included a full year's interest on the Company's 11% Senior Subordinated Notes issued in May 1994, offset partially by the reduction in interest on the Company's Senior Notes and an increase in capitalized interest of approximately $1.0 million.

INCOME TAXES

  The Company's income tax provision was 39.3% of pre-tax income in 1996 versus 38.9% in 1995 and 38.8% in 1994. The increase in the rate from 1995 to 1996 was due mainly to lower interest on tax-exempt investments and a reduction in targeted jobs tax credits.

NET INCOME

  Net income for 1996 was $76.7 million, or $2.15 per share, fully diluted, compared to net income of $73.0 million, or $2.05 per share, in 1995 and $65.0 million, or $1.83 per share, in 1994.

 Liquidity and Capital Resources

  Net cash provided by operating activities was $91.2 million in 1996 versus $99.5 million in 1995. Excluding cash flow related to the Company's restructuring, cash flow provided by operating activities was $100.8 million in 1996 and $103.3 million in 1995.

  Cash expended for property additions was $120.1 million in 1996 and $163.5 million in 1995. During 1996, the Company opened ten new BJ's clubs and five new HomeBase warehouse stores, and relocated one HomeBase store. The Company opened nine new BJ's clubs and four new HomeBase warehouse stores, including the relocation of one store, in 1995. Ten of the stores opened in 1996 were owned versus 11 the previous year. The Company also remodeled 14 HomeBase warehouse stores during 1996 and 12 HomeBase warehouse stores during 1995. Cash expended for property additions in 1995 included significant land acquisition and building costs for stores that opened in 1996. Expenditures in 1996 for stores opening in 1997 were immaterial.

  The Company's capital expenditures are expected to total approximately $125 million in 1997, based on opening approximately ten new BJ's clubs and two new HomeBase warehouse stores. The Company also plans to renovate approximately eight HomeBase warehouse stores during the year. The timing of actual store openings and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

  In connection with its restructuring, the Company had closed 18 HomeBase warehouse stores as of January 25, 1997 and expects to close one HomeBase store in fiscal 1997. The Company continues to pay rent for three of the closed stores.

  Net cash outflow related to restructuring transactions (net of tax benefits) was $3.7 million in fiscal 1996. The net cash outflow in connection with the disposition of the remaining warehouse locations, including long-term lease obligations, is estimated to be approximately $2 million to $7 million (net of tax benefits). The terms of the remaining leases expire at various dates through 2007. The Company has made lump sum cash payments to settle some lease obligations, and it may settle other future lease obligations in the same manner. The actual remaining cash flows could vary from the estimates above, depending on certain factors, principally the Company's ability to dispose of closed HomeBase locations on anticipated terms.

  During fiscal 1996, the Company repurchased 570,000 shares of its common stock on the open market at a total cost of $11.4 million, or an average cost of $19.99 per share. Cumulatively in 1995 and 1996, the Company has spent $21.3 million to purchase 1.2 million shares of its common stock at an average cost of $17.86. The Company suspended its stock repurchase activity in October 1996 when it announced its intention to spin off its BJ's Wholesale Club division.

  During the second quarter of fiscal 1996, the Company extended its $150 million credit agreement with a group of banks through March 30, 1999. The agreement includes a $20 million sub-facility for standby letters of credit. As of May 1996, the annual facility fee that the Company is required to pay was reduced from $300,000 to $225,000, and the surcharge on borrowings made at LIBOR was reduced from 0.45% to 0.40%. These rates, which are the minimum provided under the agreement, are both subject to change based upon the Company's fixed charge coverage ratio. At January 25, 1997, $8.7 million of standby letters of credit were outstanding under the sub-facility; the remainder of the line of credit was available for use.

  Cash and cash equivalents totalled $14.6 million as of January 25, 1997. The Company expects that its current resources, together with anticipated cash flow from operations, will be sufficient to finance its operations through January 31, 1998. However, the Company may from time to time seek to obtain additional financing. See "Recent Developments" below for information regarding the Company's financing plans in connection with the proposed spin-off of its BJ's Wholesale Club division.

 Seasonality

  BJ's sales and operating income have typically been strongest in the Christmas holiday season and lowest in the first quarter of each fiscal year. HomeBase's sales and earnings are typically lower in the first and fourth quarters than they are in the second and third quarters, which correspond to the most active season for home construction.

 Recent Accounting Standards

  Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and SFAS No. 123, "Accounting for Stock-Based Compensation," became effective for the Company's fiscal year ended January 25, 1997. SFAS No. 128, "Earnings Per Share," was issued in February 1997 and becomes effective for the Company's fiscal year ending January 31, 1998.

  SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The implementation of SFAS No. 121 did not have a material effect on the Company's financial statements in fiscal 1996.

  SFAS No. 123 provides a choice of adopting its fair value based method of expense recognition for stock-based awards granted to employees or applying the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." The Company continues to apply the accounting provisions of APB No. 25 and has adopted the disclosure-only provisions of SFAS No. 123 in 1996; consequently, SFAS No. 123 had no effect on the Company's financial position or results of operations in fiscal 1996.

  SFAS No. 128 modifies the way in which earnings per share ("EPS") is calculated and disclosed. Currently, the Company discloses primary and fully diluted EPS. Upon adoption of this standard for the fiscal year ending January 31, 1998, the Company will disclose basic and diluted EPS for fiscal 1997 and will restate all prior period EPS data presented. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS, similar to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. If the Company had adopted SFAS No. 128 for fiscal 1996, basic EPS would have been $2.33 per share versus $2.31 reported for primary EPS. Diluted EPS would have been $2.15 per share, unchanged from fully diluted EPS reported in 1996.

 Recent Developments

  On October 23, 1996, the Company announced its intention to spin off its BJ's Wholesale Club division in a tax-free distribution (the "Distribution") that will take the form of a special dividend to stockholders. On November 5, 1996, the Company filed a ruling request with the Internal Revenue Service ("IRS") with respect to the tax-free status of the Distribution and filed preliminary proxy materials with the Securities and Exchange Commission ("SEC"). The Company has since received a ruling from the IRS that the Distribution will qualify as a tax-free transaction for the Company and its stockholders.

  Shortly after filing this Annual Report on Form 10-K, the Company expects to file a registration statement with the SEC in connection with the proposed Distribution and, following the effectiveness of such registration statement, to mail proxy materials to stockholders. The Company also expects to call for redemption its 6.5% Convertible Subordinated Debentures after the registration statement becomes effective.

  The Company expects to hold a stockholders' meeting in June 1997 to vote on several related proposals, including approval of the Distribution, which will separate the Company's food and general merchandise warehouse club business (BJ's Wholesale Club) from its home improvement warehouse business (HomeBase). After the Distribution, BJ's Wholesale Club, Inc., ("BJI") a newly formed, wholly-owned subsidiary of the Company, will be an independent, publicly owned Company that will operate and develop BJ's business. The Company's stockholders will also be asked to approve an amendment to Waban Inc.'s Certificate of Incorporation changing the name of the Company to "HomeBase, Inc.", which will continue to operate and develop HomeBase's business after the Distribution. Other proposals to be voted upon include an amendment to increase the number of shares available for issuance under the Company's stock incentive plan and to approve certain incentive plans for BJI.

  The Distribution is conditioned upon a number of other factors, including:
(i) declaration of the Distribution by the Board of Directors; (ii) the conversion into common stock or the redemption for cash of Waban Inc.'s convertible subordinated debentures and, if these debentures are redeemed for cash, the closing of an equity offering by BJI to reduce the indebtedness that the Company would incur to finance the redemption; and (iii) BJI and HomeBase, Inc. having obtained bank credit facilities in amounts deemed necessary by the Company's management. Prior to the Distribution, the Company also intends to repay its $24 million 9.58% senior notes due May 31, 1998 and retire (via open market or privately negotiated purchase or a tender offer) or defease its $100 million 11% senior subordinated notes due May 15, 2004, with proceeds from bank borrowings.

  The Company currently expects the Distribution to be completed in July 1997. However, the Company's Board of Directors has reserved the right to abandon, defer or modify the Distribution at any time prior to its completion.

 Forward-Looking Statements

  This Annual Report on Form 10-K contains "forward-looking statements," including certain information with respect to the Company's plans and strategy and the proposed spin-off of BJ's. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in "Recent Developments" above, the factors noted below, as well as other factors noted elsewhere in this report on Form 10-K.

  Regional Economic Conditions. BJ's warehouse clubs are located primarily in the northeastern United States and HomeBase's warehouse stores are located primarily in the western United States, particularly California. Both BJ's and HomeBase have been adversely affected from time to time by economic downturns experienced in their respective geographic markets, and future economic downturns in such regions could adversely affect the Company's results of operations.

  Competition. The Company's businesses compete with a large number and variety of wholesalers and retailers, including several large national chains in the warehouse merchandising business that have significantly greater financial and marketing resources than the Company. Competition exists primarily in the areas of price, product selection and service. Competitive factors could require price reductions or increased operational costs, including increased expenditures for marketing and customer service, that could adversely affect the Company's operating results. The Company also experiences competition for qualified personnel and suitable new warehouse locations. See "Business--BJ's Wholesale Club--Competition" and "Business-- HomeBase--Competition."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                           PAGE
                                                                           ----
Consolidated Statements of Income for the fiscal years ended January 25,
 1997,
 January 27, 1996 and January 28, 1995...................................   22
Consolidated Balance Sheets as of January 25, 1997 and January 27, 1996..   23
Consolidated Statements of Cash Flows for the fiscal years ended January
 25, 1997,
 January 27, 1996 and January 28, 1995...................................   24
Consolidated Statements of Stockholders' Equity for the fiscal years
 ended January 25, 1997, January 27, 1996 and January 28, 1995...........   25
Notes to Consolidated Financial Statements...............................   26
Selected Quarterly Financial Data........................................   38
Report of Independent Accountants........................................   39
Report of Management.....................................................   40
Schedule:
Schedule II--Valuation and Qualifying Accounts...........................   41
Report of Independent Accountants........................................   42

                                   WABAN INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                               FISCAL YEAR ENDED
                                   -------------------------------------------
                                    JANUARY 25,    JANUARY 27,    JANUARY 28,
                                       1997           1996           1995
                                   -------------  -------------  -------------
                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net sales......................... $   4,375,528  $   3,978,384  $   3,650,281
                                   -------------  -------------  -------------
Cost of sales, including buying
 and occupancy costs..............     3,742,599      3,387,992      3,110,787
Selling, general and administra-
 tive expenses....................       486,868        455,523        418,404
Interest on debt and capital
 leases (net).....................        19,735         15,431         14,898
                                   -------------  -------------  -------------
Total expenses....................     4,249,202      3,858,946      3,544,089
                                   -------------  -------------  -------------
Income before income taxes........       126,326        119,438        106,192
Provision for income taxes........        49,666         46,461         41,202
                                   -------------  -------------  -------------
Net income........................ $      76,660  $      72,977  $      64,990
                                   =============  =============  =============
Net Income per common share:
  Primary......................... $        2.31  $        2.20  $        1.95
                                   =============  =============  =============
  Fully diluted................... $        2.15  $        2.05  $        1.83
                                   =============  =============  =============
Number of common shares for earnings per share computations:
  Primary.........................        33,205         33,220         33,405
  Fully diluted...................        37,713         37,784         37,793


    The accompanying notes are an integral part of the financial statements.

                                   WABAN INC.

                          CONSOLIDATED BALANCE SHEETS

                                                     JANUARY 25,  JANUARY 27,
                                                        1997         1996
                                                     -----------  -----------
                                                     (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents......................... $   14,593   $    32,155
  Marketable securities.............................        --         20,339
  Accounts receivable...............................     59,267        59,221
  Merchandise inventories...........................    611,754       570,236
  Current deferred income taxes.....................     16,425        21,445
  Prepaid expenses..................................     11,066        10,755
                                                     ----------   -----------
    Total current assets............................    713,105       714,151
                                                     ----------   -----------
Property at cost:
  Land and buildings................................    422,833       376,930
  Leasehold costs and improvements..................     93,526        84,052
  Furniture, fixtures and equipment.................    319,105       288,929
                                                     ----------   -----------
                                                        835,464       749,911
  Less accumulated depreciation and amortization....    205,819       169,711
                                                     ----------   -----------
                                                        629,645       580,200
                                                     ----------   -----------
Property under capital leases.......................     16,432        15,640
  Less accumulated amortization.....................      5,741         6,904
                                                     ----------   -----------
                                                         10,691         8,736
                                                     ----------   -----------
Property held for sale (net)........................        --          4,603
Deferred income taxes...............................      7,755        11,557
Other assets........................................     14,770        13,204
                                                     ----------   -----------
    Total assets.................................... $1,375,966   $ 1,332,451
                                                     ==========   ===========
LIABILITIES
Current liabilities:
  Current installments of long-term debt............ $   12,474   $    12,828
  Accounts payable..................................    284,927       275,963
  Restructuring reserve.............................      2,799         7,175
  Accrued expenses and other current liabilities....    133,057       143,316
  Accrued federal and state income taxes............      3,663         8,771
  Obligations under capital leases due within one
   year.............................................        343           648
                                                     ----------   -----------
    Total current liabilities.......................    437,263       448,701
                                                     ----------   -----------
Real estate debt....................................        450           924
General corporate debt..............................     12,000        24,000
Senior subordinated debt............................    100,000       100,000
Convertible subordinated debt.......................    108,568       108,600
Obligations under capital leases, less portion due
 within one year....................................     11,468        11,789
Noncurrent restructuring reserve....................     10,738        20,623
Other noncurrent liabilities........................     63,554        62,694
STOCKHOLDERS' EQUITY
Common stock, par value $.01, authorized
 190,000,000 shares, issued 33,269,537 and
 33,296,935 shares..................................        333           333
Additional paid-in capital..........................    329,719       328,619
Unrealized holding gains............................        --             22
Retained earnings...................................    311,873       235,213
Treasury stock, at cost, 528,596 and 567,571
 shares.............................................    (10,000)       (9,067)
                                                     ----------   -----------
    Total stockholders' equity......................    631,925       555,120
                                                     ----------   -----------
    Total liabilities and stockholders' equity...... $1,375,966   $ 1,332,451
                                                     ==========   ===========

    The accompanying notes are an integral part of the financial statements.

                                   WABAN INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     FISCAL YEAR ENDED
                                             ----------------------------------
                                             JANUARY 25, JANUARY 27, JANUARY 28
                                                1997        1996        1995
                                             ----------- ----------- ----------
                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.................................  $  76,660   $  72,977  $  64,990
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization of
    property................................     56,762      46,654     40,425
   Loss on property disposals...............      1,293         813      2,016
   Amortization of premium on marketable
    securities..............................        122         752        388
   Other noncash items (net)................      1,029       1,292      1,963
   Deferred income taxes....................      8,837       3,004     11,942
   Increase (decrease) in cash due to
    changes in:
    Accounts receivable.....................        (46)     (7,346)    10,572
    Merchandise inventories.................    (41,518)    (57,617)    (7,431)
    Prepaid expenses........................       (311)     (1,763)       670
    Other assets............................     (1,919)       (854)      (318)
    Accounts payable........................      8,964      26,121     (3,390)
    Restructuring reserves..................    (14,591)    (14,460)   (25,769)
    Accrued expenses........................        155      12,152     11,754
    Accrued income taxes....................     (5,108)      6,235       (434)
    Other noncurrent liabilities............        860      11,535     15,738
                                              ---------   ---------  ---------
 Net cash provided by operating activities..     91,189      99,495    123,116
                                              ---------   ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of marketable securities..........    (29,903)   (146,778)  (120,944)
 Sale of marketable securities..............     46,957     131,632     37,303
 Maturity of marketable securities..........      3,140      58,352     19,082
 Property additions.........................   (120,115)   (163,512)  (111,704)
 Property disposals.........................      4,878       8,559     16,140
                                              ---------   ---------  ---------
 Net cash used in investing activities......    (95,043)   (111,747)  (160,123)
                                              ---------   ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings of long-term debt, net of
  issuance costs of $2,747..................        --          --      97,253
 Repayment of long-term debt................    (12,828)    (12,763)   (15,374)
 Repayment of capital lease obligations.....       (626)       (961)    (1,227)
 Purchase of treasury stock.................    (11,392)     (9,906)       --
 Proceeds from sale and issuance of common
  stock.....................................     11,138       2,997      1,518
                                              ---------   ---------  ---------
 Net cash provided by (used in) financing
  activities................................    (13,708)    (20,633)    82,170
                                              ---------   ---------  ---------
  Net increase (decrease) in cash and cash
   equivalents..............................    (17,562)    (32,885)    45,163
  Cash and cash equivalents at beginning of
   year.....................................     32,155      65,040     19,877
                                              ---------   ---------  ---------
  Cash and cash equivalents at end of year..  $  14,593   $  32,155  $  65,040
                                              =========   =========  =========
Supplemental cash flow information:
 Interest paid..............................  $  21,229   $  21,038  $  18,280
 Income taxes paid..........................     45,937      37,222     29,723
Noncash financing and investing activities:
 Treasury stock issued for compensation
  plans.....................................     10,435         839        --
 Conversion of long-term debt to stock......         32         --         --

    The accompanying notes are an integral part of the financial statements.

                                   WABAN INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             COMMON      ADDITIONAL   UNREALIZED                          TOTAL
                              STOCK       PAID-IN      HOLDING     RETAINED TREASURY  STOCKHOLDERS'
                         PAR VALUE, $.01  CAPITAL   GAINS (LOSSES) EARNINGS  STOCK       EQUITY
                         --------------- ---------- -------------- -------- --------  -------------
                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNT)
Balance, January 29,
 1994...................      $331        $322,915      $ --       $ 97,246 $    --     $420,492
  Net income............       --              --         --         64,990      --       64,990
  Unrealized holding
   losses...............       --              --         (44)          --       --          (44)
  Sale and issuance of
   common stock.........         1           2,650        --            --       --        2,651
                              ----        --------      -----      -------- --------    --------
Balance, January 28,
 1995...................       332         325,565        (44)      162,236      --      488,089
  Net income............       --              --         --         72,977      --       72,977
  Unrealized holding
   gains................       --              --          66           --       --           66
  Purchase of treasury
   stock................       --              --         --            --    (9,906)     (9,906)
  Sale and issuance of
   common stock.........         1           3,054        --            --       839       3,894

                              ----        --------      -----      -------- --------    --------
Balance, January 27,
 1996...................       333         328,619         22       235,213   (9,067)    555,120
  Net income............       --              --         --         76,660      --       76,660
  Unrealized holding
   losses...............       --              --         (22)          --       --          (22)
  Purchase of treasury
   stock................       --              --         --            --   (11,392)    (11,392)
  Sale and issuance of
   common stock.........       --            1,092        --            --    10,435      11,527
  Conversion of 6.5%
   debentures...........       --                8        --            --        24          32

                              ----        --------      -----      -------- --------    --------
Balance, January 25,
 1997...................      $333        $329,719      $ --       $311,873 $(10,000)   $631,925
                              ====        ========      =====      ======== ========    ========


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

 Cash Equivalents and Marketable Securities

  The Company considers highly liquid investments with a maturity of three months or less at time of purchase to be cash equivalents. Investments with maturities exceeding three months are classified as marketable securities. See Notes I and J for further information.

 Merchandise Inventories

  Inventories are stated at the lower of cost, determined under the average cost method, or market. The Company recognizes the write-down of slow-moving or obsolete inventory in cost of sales when such write-downs are probable and estimable.

 Property and Equipment

  Buildings, furniture, fixtures and equipment are depreciated by use of the straight-line method over the estimated useful lives of the assets. Leasehold costs and improvements are amortized by use of the straight-line method over the lease term or the asset's estimated useful life, whichever is shorter.

 Membership Fees

  Membership fees are included in revenue when received, but not before a warehouse club opens.

 Preopening Costs

  Preopening costs consist of direct incremental costs of opening a facility and are charged to operations within the fiscal year that a new warehouse store or club opens.

 Interest on Debt and Capital Leases

  Interest on debt and capital leases in the Statement of Income is presented net of interest income and investment income of $1,862,000 in 1996, $5,996,000 in 1995 and $5,979,000 in 1994.

 Capitalized Interest

  The Company capitalizes interest related to the development of owned facilities. Interest in the amount of $1,854,000, $3,118,000 and $2,134,000 was capitalized in 1996, 1995 and 1994, respectively.

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

                                  WABAN INC.

  Statement of Financial Accounting Standards No. 128, "Earnings Per Share," was issued in February 1997 and becomes effective for the Company's fiscal year ending January 31, 1998. SFAS No. 128 modifies the way in which earnings per share ("EPS") is calculated and disclosed. Currently, the Company discloses primary and fully diluted EPS. Upon adoption of this standard, the Company will disclose basic and diluted EPS for fiscal 1997 and will restate all prior period EPS data presented. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS, similar to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. If the Company had adopted SFAS No. 128 for fiscal 1996, basic EPS would have been $2.33 per share versus $2.31 reported for primary EPS. Diluted EPS would have been $2.15 per share, unchanged from fully diluted EPS reported in 1996.

 Estimates Included in Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


A. DEBT

  At January 25, 1997 and January 27, 1996, long-term debt, exclusive of current installments, consisted of the following:

                                                         JANUARY 25, JANUARY 27,
                                                            1997        1996
                                                         ----------- -----------
                                                             (IN THOUSANDS)
   Real estate debt, interest 9.25%,
    maturing through March 1, 2003......................  $    450    $    924
                                                          ========    ========
   General Corporate Debt:
     Senior notes, interest at 9.58%,
      maturing May 31, 1997 through May 31, 1998........  $ 12,000    $ 24,000
                                                          ========    ========
   Senior Subordinated Debt:
     Senior subordinated notes, interest at 11%,
      maturing May 15, 2004.............................  $100,000    $100,000
                                                          ========    ========
   Convertible Subordinated Debt:
     Convertible debentures, interest at 6.5%,
      maturing July 1, 2002.............................  $108,568    $108,600
                                                          ========    ========

  The aggregate maturities of long-term debt outstanding at January 25, 1997 were as follows:

                                  REAL   GENERAL     SENIOR    CONVERTIBLE
                                 ESTATE CORPORATE SUBORDINATED SUBORDINATED
   FISCAL YEARS ENDING JANUARY    DEBT    DEBT        DEBT         DEBT       TOTAL
   ---------------------------   ------ --------- ------------ ------------ ---------
                                                    (IN THOUSANDS)
   1999...................        $ 72   $12,000   $     --     $     --    $  12,072
   2000...................          79       --          --           --           79
   2001...................          86       --          --           --           86
   2002...................          95       --          --           --           95
   Later years............         118       --      100,000      108,568     208,686
                                  ----   -------   ---------    ---------   ---------
     Total................        $450   $12,000   $ 100,000    $ 108,568   $ 221,018
                                  ====   =======   =========    =========   =========

                                  WABAN INC.

  As of January 25, 1997, long-term real estate debt was collateralized by land and buildings with a net book value of $8,720,000.

  The Company's 9.58% unsecured senior notes are payable in two annual installments of $12 million on May 31, 1997 and May 31, 1998. The 11.0% senior subordinated notes are due May 15, 2004. The 6.5% convertible subordinated debentures, due July 1, 2002, are convertible into the Company's common stock at a conversion price of $24.75 per share.

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

  In the second quarter of 1996 the Company extended its $150 million credit agreement with a group of banks through March 30, 1999. The agreement includes a $20 million sub-facility for standby letters of credit. The Company is currently required to pay an annual facility fee of $225,000. Borrowings can be made at prime rate, at LIBOR plus a surcharge (currently 0.40%), or on a competitive bid basis. The current annual facility fee and surcharge on borrowings made at LIBOR are the minimum provided under the agreement and are both subject to change based upon the Company's fixed charge ratio. There are no compensating balance requirements under this agreement. At January 25, 1997, $8.7 million of stand-by letters of credit were outstanding under the sub-facility; the remainder of the line of credit was available for use.

  At January 25, 1997, the Company had additional letter of credit facilities of approximately $45.2 million primarily to support the purchase of inventories, of which approximately $17.5 million were outstanding.

  The Company's senior notes and senior subordinated notes are fully and unconditionally guaranteed by Natick Realty, Inc., which was incorporated as a wholly-owned subsidiary of Waban Inc. in January 1997 for the purpose of acting as a holding company for various real estate subsidiaries of the Company. Natick Realty, Inc. was capitalized with 1,000 shares of common stock with a par value of $.01 per share. Subsequent to January 25, 1997, Waban Inc. transferred to Natick Realty, Inc. all of the outstanding capital stock of certain real estate subsidiaries with net assets totalling $218.2 million at the time of the transfer.

                                  WABAN INC.

B. COMMITMENTS AND CONTINGENCIES

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

  Future minimum lease payments as of January 25, 1997 were:

                                                             CAPITAL OPERATING
   FISCAL YEARS ENDING JANUARY                               LEASES    LEASES
   ---------------------------                               ------- ----------
                                                               (IN THOUSANDS)
   1998..................................................... $ 1,831 $  108,181
   1999.....................................................   1,859    110,308
   2000.....................................................   1,882    107,239
   2001.....................................................   1,882    105,419
   2002.....................................................   1,882    100,644
   Later years..............................................  15,609    911,881
                                                             ------- ----------
   Total minimum lease payments.............................  24,945 $1,443,672
                                                                     ==========
   Less amount representing interest........................  13,134
                                                             -------
   Present value of net minimum capital lease payments...... $11,811
                                                             =======

  Rental expense under operating leases (including contingent rentals which were not material) amounted to $105,314,000, $99,982,000 and $87,366,000 in
1996, 1995 and 1994, respectively. These amounts exclude rent of $3.5 million, $5.2 million and $12.5 million charged to the restructuring reserve in 1996, 1995 and 1994, respectively.

  The table of future minimum lease payments above includes lease commitments for three HomeBase stores which have closed in connection with HomeBase's restructuring as of January 25, 1997, but which were not subleased or assigned at that date. As of January 25, 1997, the Company was also contingently liable on one HomeBase warehouse store lease that was assigned to a third party; the Company believes that this contingent liability will not have a material effect on its financial condition.

  The Company is involved in various legal proceedings incident to the character of its business. Although it is not possible to predict the outcome of these proceedings, or any claims against the Company related thereto, the Company believes that such proceedings will not, individually or in the aggregate, have a material effect on its financial condition or results of operations.


C. CAPITAL STOCK, STOCK OPTIONS AND STOCK PURCHASE PLANS

  At January 25, 1997, the Company has two stock-based compensation plans. Under its 1989 Stock Incentive Plan, the Company has granted certain key employees options, which expire five to ten years from the grant date, to purchase common stock at prices equal to 100% of market price on the grant date. Options outstanding are exercisable over various periods generally starting one year after the grant date. The Company has also issued restricted stock awards to certain key employees at no cost under its 1989 Stock Incentive Plan. The restrictions on the transferability of those shares

                                  WABAN INC.

tied to Company performance lapse over periods that range up to eight years; for other awards, restrictions on the sale of shares range up to four years. The maximum number of shares of common stock issuable under the 1989 Stock Incentive Plan is 5,750,000.

  Under its 1995 Director Stock Option Plan, the Company has granted its external directors options to purchase common stock at prices equal to 100% of the market price on the grant date. These options, which expire ten years from the grant date, are exercisable starting one year after they are granted. A maximum of 150,000 shares may be issued under the 1995 Director Stock Incentive Plan.

  The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its stock-based compensation. Total pre-tax compensation cost recognized in income for stock-based employee compensation awards in 1996 was $390,000, and consisted entirely of restricted stock expense, which is charged to income ratably over the period during which the restrictions lapse. During 1996, 41,000 shares of restricted stock were issued at a weighted-average grant-date fair value of $22.92. No compensation cost was recognized for the Company's stock options under APB 25 because the exercise price equaled the market price of the underlying stock on the date of the grant.

  Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 6.47% and 5.80% in 1996 and 1995, respectively; volatility factor of the expected market price of the Company's common stock of .37, and expected life of the options of 4.5 years in both 1996 and 1995. No dividends were expected.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

  For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                                 1996    1995
                                                                ------- -------
   Pro forma net income........................................ $75,559 $72,386
   Pro forma earnings per share:
     Primary................................................... $  2.28 $  2.19
     Fully diluted............................................. $  2.13 $  2.04

  The effects of applying the provisions of FASB Statement No. 123 for pro forma disclosure are not necessarily representative of the effects on reported net income for future years because options vest over several years and additional awards generally are made each year. In accordance with the transition requirements of FASB Statement No. 123, the pro forma disclosures above only include stock options awarded after January 28, 1995.

                                  WABAN INC.

  A summary of the Company's stock option activity, and related information for the fiscal years January 28, 1995 through January 25, 1997 is presented below:

                                                                  WEIGHTED-
                                                     NUMBER OF     AVERAGE
                                                      OPTIONS   EXERCISE PRICE
                                                     ---------  --------------
   Fiscal Year Ended January 28, 1995:
   Outstanding at beginning of year................. 1,502,901      $14.69
   Granted.......................................... 1,427,200       17.52
   Exercised........................................  (119,873)      11.41
   Forfeited........................................  (267,499)      16.42
   Expired..........................................       --          --
                                                     ---------
   Outstanding at January 28, 1995.................. 2,542,729      $16.25
   Fiscal Year Ended January 27, 1996:
   Granted..........................................   270,500       15.74
   Exercised........................................  (189,126)      11.30
   Forfeited........................................  (144,553)      16.40
   Expired..........................................       --          --
                                                     ---------
   Outstanding at January 27, 1996.................. 2,479,550      $16.56
   Fiscal Year Ended January 25, 1997:
   Granted..........................................   789,625       24.13
   Exercised........................................  (566,923)      15.96
   Forfeited........................................  (162,628)      19.22
   Expired..........................................       --          --
                                                     ---------
   Outstanding at January 25, 1997.................. 2,539,624      $18.88
                                                     =========
   Exercisable at:
   January 28, 1995.................................   676,220      $15.21
   January 27, 1996.................................   953,031      $16.66
   January 25, 1997................................. 1,064,190      $16.67
   Weighted-average fair value of options granted
    during the year:
   Fiscal 1996......................................                $ 6.60
   Fiscal 1997......................................                $10.40

  Additional information related to stock options outstanding at January 25, 1997 is presented below:

                           OPTIONS OUTSTANDING         OPTIONS EXERCISABLE
                    --------------------------------- ---------------------
                                           WEIGHTED-
                                WEIGHTED-   AVERAGE               WEIGHTED-
                                 AVERAGE   REMAINING               AVERAGE
   RANGE OF           NUMBER    EXERCISE  CONTRACTUAL   NUMBER    EXERCISE
   EXERCISE PRICE   OUTSTANDING   PRICE   LIFE (YRS.) EXERCISABLE   PRICE
   --------------   ----------- --------- ----------- ----------- ---------
   $12.625-$15.875     746,609   $14.52       6.6        601,315   $14.78
   $16.625-$19.625     954,140    17.56       7.3        375,825    17.64
   $21.50-$25.625      838,875    24.25       8.9         87,050    25.60
                     ---------                         ---------
   $12.625-$25.625   2,539,624    18.88       7.6      1,064,190    16.67
                     =========                         =========

  As of January 25, 1997 and January 27, 1996, respectively, 1,687,373 and 2,327,972 shares were reserved for future stock awards under the Company's 1989 Stock Incentive Plan and 1995 Director Stock Option Plan.

                                  WABAN INC.

  In 1989 the Company adopted a shareholder rights plan designed to discourage attempts to acquire the Company on terms not approved by the Board of Directors. Under the plan, shareholders were issued one Right for each share of common stock owned, which entitles them to purchase 1/100 share of Series A Junior Participating Preferred Stock ("Series A Preferred Stock") at an exercise price of $75. The Company has designated 1,900,000 shares of Series A Preferred Stock for use under the rights plan; none has been issued. Generally the terms of the Series A Preferred Stock are designed so that 1/100 share of Series A Preferred Stock is the economic equivalent of one share of the Company's common stock. In the event any person acquires 15% or more of the Company's outstanding stock, the Rights become exercisable for the number of common shares which, at the time, would have a market value of two times the exercise price of the Right.

  The Company has authorized 10,000,000 shares of preferred stock, $.01 par value, of which no shares have been issued.


D. INCOME TAXES

  The provision for income taxes includes the following:

                                                      FISCAL YEAR ENDED
                                             -----------------------------------
                                             JANUARY 25, JANUARY 27, JANUARY 28,
                                                1997        1996        1995
                                             ----------- ----------- -----------
                                                       (IN THOUSANDS)
   Federal
     Current................................   $33,914     $35,226     $23,979
     Deferred...............................     6,973       2,407       8,957
   State
     Current................................     6,928       8,188       5,887
     Deferred...............................     1,851         640       2,379
                                               -------     -------     -------
       Total income tax provision...........   $49,666     $46,461     $41,202
                                               =======     =======     =======

  The following is a reconciliation of the statutory federal income tax rates and the effective income tax rates.

                                                    FISCAL YEAR ENDED
                                           -----------------------------------
                                           JANUARY 25, JANUARY 27, JANUARY 28,
                                              1997        1996        1995
                                           ----------- ----------- -----------
   Statutory federal income tax rate......      35%         35%         35%
   State income taxes, net of federal tax
    benefit...............................       4           5           5
   Targeted jobs tax credit...............     --          --           (1)
   Other..................................     --           (1)        --
                                               ---         ---         ---
   Effective income tax rates.............      39%         39%         39%
                                               ===         ===         ===

                                  WABAN INC.

  Significant components of the Company's deferred tax assets and liabilities as of January 25, 1997 and January 27, 1996 are as follows:

                                                         JANUARY 25, JANUARY 27,
                                                            1997        1996
                                                         ----------- -----------
                                                             (IN THOUSANDS)
   Deferred tax assets:
     Self-insurance reserves............................   $26,039     $25,381
     Rental step liabilities............................     8,959       8,534
     Restructuring reserves.............................     5,869      12,440
     Capital leases.....................................     1,628       1,499
     Compensation and benefits..........................     5,966       5,644
     Other..............................................     4,171       4,732
                                                           -------     -------
       Total deferred tax assets........................    52,632      58,230
                                                           -------     -------
   Deferred tax liabilities:
     Accelerated depreciation-property..................    24,309      24,254
     Real estate taxes..................................     2,281         320
     Other..............................................     1,862         654
                                                           -------     -------
       Total deferred tax liabilities...................    28,452      25,228
                                                           -------     -------
   Net deferred tax assets..............................   $24,180     $33,002
                                                           =======     =======

  The Company has not established a valuation allowance because its deferred tax assets can be realized by offsetting taxable income mainly in the carryback period, and also against deferred tax liabilities and future taxable income, which management believes will more likely than not be earned, based on the Company's historical earnings record.


E. PENSIONS

  The Company has a non-contributory defined benefit retirement plan covering full-time employees who have attained twenty-one years of age and have completed one year of service. Benefits are based on compensation earned in each year of service. No benefits have accrued under this plan since July 4, 1992, when it was frozen. In June 1995, the Company terminated its non-contributory retirement plan covering directors who were not employees or officers of the Company. The net income effect of the termination and settlement of this plan was not material.

  Net periodic pension cost under the Company's plans, presented in accordance with SFAS No. 87, includes the following components (in thousands):

                                                    FISCAL YEAR ENDED
                                           -----------------------------------
                                           JANUARY 25, JANUARY 27, JANUARY 28,
                                              1997        1996        1995
                                           ----------- ----------- -----------
   Service cost...........................    $ 180      $   182      $ 209
   Interest cost on projected benefit ob-
    ligation..............................      455          429        435
   Actual return on assets................     (940)      (1,245)       (73)
   Net amortization and deferrals.........      561          892       (264)
                                              -----      -------      -----
   Net pension cost.......................    $ 256      $   258      $ 307
                                              =====      =======      =====

                                  WABAN INC.

  The following table sets forth the funded status of the Company's defined benefit pension plan for full-time employees as of January 25, 1997 and January 27, 1996 in accordance with SFAS No. 87 (in thousands):

                                               JANUARY 25, 1997 JANUARY 27, 1996
                                               ---------------- ----------------
   Actuarial present value of accumulated
    benefit obligation:
   Vested benefits...........................       $6,451          $ 5,991
                                                    ======          =======
   Projected benefit obligation..............       $6,451          $ 5,991
   Plan assets at fair market value..........        6,455            5,997
                                                    ------          -------
   Projected benefit obligation less than
    plan assets..............................           (4)              (6)
   Unrecognized net loss from past experience
    different from that assumed and effects
    of changes in assumptions................         (878)          (1,088)
                                                    ------          -------
   Prepaid pension cost included in balance
    sheets...................................       $ (882)         $(1,094)
                                                    ======          =======

  The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25% in 1996 and 1995. The expected long-term rate of return on assets used was 9.0% in 1996 and 1995. The Company's funding policy is to contribute annually an amount allowable for federal income tax purposes. Pension plan assets consist primarily of equity and fixed income securities.

  Under the Company's 401(k) Savings Plans, participating employees may make pre-tax contributions up to 15% of covered compensation. The Company matches employee contributions at 100% of the first one percent of covered compensation and 50% of the next four percent. Beginning in 1996, the Company's matching contribution is payable as of the end of each calendar quarter. Previously, the matching contribution was payable at the end of the year. The Company's expense under these plans was $4,387,000 in 1996, $3,922,000 in 1995, and $3,561,000 in 1994.

  In 1994, the Company established a non-contributory defined contribution retirement plan for certain key employees. Under the plan, the Company funds annual retirement contributions for the designated participants, on an after-tax basis. For 1994, 1995 and 1996, the Company's contribution equalled 5% of the participants' base salary. Participants become fully vested in their contribution accounts at the end of the fiscal year in which they complete four years of service. The Company's expense under this plan was $901,000, in 1996, $963,000 in 1995 and $875,000 in 1994.


F. POSTRETIREMENT MEDICAL BENEFITS

  The Company sponsors a defined benefit postretirement medical plan that covers employees and their spouses who retire after age 55 with at least 10 years of service, who are not eligible for Medicare, and who participated in a Company-sponsored medical plan. Amounts contributed by retired employees under this plan are based on years of service prior to retirement. The plan is not funded.

                                  WABAN INC.

  Net periodic postretirement medical benefit cost presented in accordance with SFAS No. 106, includes the following components:

                                                    FISCAL YEAR ENDED
                                           -----------------------------------
                                           JANUARY 25, JANUARY 27, JANUARY 28,
                                              1997        1996        1995
                                           ----------- ----------- -----------
                                                     (IN THOUSANDS)
   Service cost...........................    $140        $120        $128
   Interest cost..........................      42          44          42
   Net amortization and deferrals.........     (10)        (10)        --
                                              ----        ----        ----
   Net periodic postretirement benefit
    cost..................................    $172        $154        $170
                                              ====        ====        ====

  The following table sets forth the status of the Company's postretirement medical plan and the amount recognized in the Company's balance sheets at January 25, 1997 and January 27, 1996 in accordance with SFAS No. 106:

                                                    JANUARY 25, JANUARY 27,
                                                       1997        1996
                                                    ----------- -----------
                                                        (IN THOUSANDS)
   Accumulated postretirement benefit obligation:
     Retired participants.........................     $--         $--
     Fully eligible active participants...........       67          63
     Other active participants....................      693         515
                                                       ----        ----
   Unfunded accumulated postretirement benefit ob-
    ligation......................................      760         578
   Unrecognized net gain..........................      222         232
                                                       ----        ----
   Accrued postretirement benefit cost included in
    balance sheet.................................     $982        $810
                                                       ====        ====

  For measurement purposes, an annual rate of increase in the per capita cost of medical coverage of 8% in 1996 grading down to 4.5% after 8 years was assumed as of January 27, 1996. Increasing the assumed health care cost trend rate one percentage point would increase the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1996 by $35,000 and would increase the accumulated postretirement benefit obligation as of January 25, 1997 by $129,000.

  The weighted average discount rate used in determining the accumulated postretirement benefit obligation as of January 25, 1997 and January 27, 1996 was 7.25%.


G. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

  The major components of accrued expenses and other current liabilities are as follows:

                                                       JANUARY 25, JANUARY 27,
                                                          1997        1996
                                                       ----------- -----------
                                                           (IN THOUSANDS)
   Employee compensation..............................  $ 27,584    $ 23,666
   Self-insurance reserves............................    27,631      25,962
   Sales and use taxes, rent, utilities, advertising
    and other.........................................    77,842      93,688
                                                        --------    --------
                                                        $133,057    $143,316
                                                        ========    ========

                                  WABAN INC.

  The Company's reported expense and reserves for insurance are derived from estimated ultimate cost based upon individual claim file reserves. The Company maintains insurance coverage for individual occurrences above $250,000 for worker's compensation and general liability, and above $200,000 for group medical claims. In addition to the amounts shown above in current liabilities, noncurrent self-insurance reserves of $36.7 million and $36.8 million as of January 25, 1997 and January 27, 1996, respectively, are included in other noncurrent liabilities.


H. SELECTED INFORMATION BY MAJOR BUSINESS SEGMENT

                                                  FISCAL YEAR ENDED
                                         -------------------------------------
                                         JANUARY 25,  JANUARY 27,  JANUARY 28,
                                            1997         1996         1995
                                         -----------  -----------  -----------
                                                   (IN THOUSANDS)
   Net sales:
     BJ's Wholesale Club................ $2,922,832   $2,529,608   $2,293,091
     HomeBase...........................  1,452,696    1,448,776    1,357,190
                                         ----------   ----------   ----------
                                         $4,375,528   $3,978,384   $3,650,281
                                         ==========   ==========   ==========
   Operating income:
     BJ's Wholesale Club................ $  108,461   $   86,460   $   68,804
     HomeBase...........................     45,124       55,762       60,706
     General corporate expense..........     (7,524)      (7,353)      (8,420)
                                         ----------   ----------   ----------
                                            146,061      134,869      121,090
   Interest on debt and capital leases
    (net)...............................    (19,735)     (15,431)     (14,898)
                                         ----------   ----------   ----------
   Income before income taxes........... $  126,326   $  119,438   $  106,192
                                         ==========   ==========   ==========
   Identifiable assets:
     BJ's Wholesale Club................ $  744,674   $  682,687   $  569,122
     HomeBase...........................    616,699      597,270      539,426
     Corporate (cash, cash equivalents
      and marketable securities)........     14,593       52,494      128,973
                                         ----------   ----------   ----------
                                         $1,375,966   $1,332,451   $1,237,521
                                         ==========   ==========   ==========
   Depreciation and amortization:
     BJ's Wholesale Club................ $   34,079   $   27,475   $   22,529
     HomeBase...........................     22,683       19,179       17,896
                                         ----------   ----------   ----------
                                         $   56,762   $   46,654   $   40,425
                                         ==========   ==========   ==========
   Capital expenditures:
     BJ's Wholesale Club................ $   69,408   $   93,261   $   71,017
     HomeBase...........................     40,293       65,047       51,918
                                         ----------   ----------   ----------
                                         $  109,701   $  158,308   $  122,935
                                         ==========   ==========   ==========

I. INVESTMENTS IN MARKETABLE SECURITIES

  The Company classifies all of its investments in marketable securities as available-for-sale securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

                                  WABAN INC.

  There were no marketable securities at January 25, 1997; marketable securities at January 27, 1996 included the following:

                        AMORTIZED  GROSS UNREALIZED GROSS UNREALIZED AGGREGATE
                        COST BASIS  HOLDING GAINS    HOLDING LOSSES  FAIR VALUE
                        ---------- ---------------- ---------------- ----------
                                            (IN THOUSANDS)
 Debt securities issued
  by states or their
  political
  subdivisions.........  $20,303         $40              $(4)        $20,339

  The contractual maturities of marketable securities at January 27, 1996 were as follows:

                                                           AMORTIZED  AGGREGATE
                                                           COST BASIS FAIR VALUE
                                                           ---------- ----------
                                                              (IN THOUSANDS)
   Less than one year.....................................  $ 7,535    $ 7,552
   1--5 years.............................................   12,768     12,787
                                                            -------    -------
                                                            $20,303    $20,339
                                                            =======    =======

  Other information on marketable securities was as follows:

                                                          FISCAL YEAR ENDED
                                                       -----------------------
                                                       JANUARY 25, JANUARY 27,
                                                          1997        1996
                                                       ----------- -----------
                                                           (IN THOUSANDS)
   Sales proceeds.....................................   $46,957    $131,632
   Gross realized gains...............................        13         257
   Increase in unrealized holding gains (losses), net
    of taxes..........................................       (22)         66

  The specific identification method is used as the basis for computing realized gains or losses on the sale of marketable securities.


J. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                  WABAN INC.

 Subordinated Debt

  The fair value of the Company's subordinated debt is based on quoted market prices.

  The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                         JANUARY 25, 1997    JANUARY 27, 1996
                                         ------------------  ------------------
                                         CARRYING    FAIR    CARRYING    FAIR
                                          AMOUNT    VALUE     AMOUNT    VALUE
                                         --------  --------  --------  --------
   Cash and cash equivalents............ $ 14,593  $ 14,593  $ 32,155  $ 32,155
   Marketable securities................      --        --     20,339    20,339
   Real estate debt.....................     (924)     (944)   (1,752)   (1,850)
   General corporate debt...............  (24,000)  (24,771)  (36,000)  (37,577)
   Senior subordinated debt............. (100,000) (111,750) (100,000) (103,250)
   Convertible subordinated debt........ (108,568) (120,510) (108,600) (108,600)

K. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                      FIRST     SECOND     THIRD      FOURTH
                                     QUARTER   QUARTER    QUARTER    QUARTER
                                     -------- ---------- ---------- ----------
                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
   Fiscal year ended January 25,
    1997
     Net sales...................... $974,630 $1,157,959 $1,064,228 $1,178,711
     Gross earnings(a)..............  139,837    172,122    152,343    168,627
     Net income.....................    9,515     25,612     16,026     25,507
       Per common share, fully
        diluted.....................     0.28       0.71       0.46       0.71
   Fiscal year ended January 27,
    1996
     Net sales...................... $884,455 $1,051,882 $  965,990 $1,076,057
     Gross earnings(a)..............  128,902    160,604    140,506    160,380
     Net income.....................    8,264     24,404     14,544     25,765
       Per common share, fully
        diluted.....................     0.25       0.68       0.42       0.71

--------
(a) Gross earnings equals net sales less cost of sales, including buying and occupancy costs.

L. SUBSEQUENT EVENT

  On April 2, 1997, the Company announced that it expected to file a registration statement with the Securities and Exchange Commission (SEC) in connection with its intention to spin off its BJ's Wholesale Club division in a tax-free distribution (the "Distribution") that will take the form of a special dividend to stockholders. The Company has received a ruling from the Internal Revenue Service that the Distribution will qualify as a tax-free transaction for the Company and its stockholders. The Company expects to file a registration statement with the SEC in connection with the proposed Distribution and, following the effectiveness of such registration statement, to mail proxy materials to stockholders. The Company expects to hold a stockholders' meeting in June 1997 to vote on several related proposals, including the Distribution, which is expected to be completed in July 1997. However, the Company's Board of Directors has reserved the right to abandon, defer or modify the Distribution at any time prior to its completion.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of Waban Inc.:

  We have audited the accompanying consolidated balance sheets of Waban Inc. and subsidiaries as of January 25, 1997 and January 27, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 25, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Waban Inc. and subsidiaries as of January 25, 1997 and January 27, 1996 and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 25, 1997 in conformity with generally accepted accounting principles.

                                                  Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 25, 1997,
except as to the
information presented in
Note L, for which the
date is April 2, 1997.

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

February 25, 1997

                                   WABAN INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

 FOR THE FISCAL YEARS ENDED JANUARY 25, 1997, JANUARY 27, 1996 AND JANUARY 28,
                                      1995

                             (DOLLARS IN THOUSANDS)

     COLUMN A        COLUMN B        COLUMN C            COLUMN D     COLUMN E
     --------       ----------       ADDITIONS          -----------  ----------
                               ---------------------
                                  (1)        (2)
                                          CHARGED TO
                    BALANCE AT CHARGED TO   OTHER                    BALANCE AT
                    BEGINNING  COSTS AND  ACCOUNTS-     DEDUCTIONS-    END OF
    DESCRIPTION     OF PERIOD   EXPENSES   DESCRIBE      DESCRIBE      PERIOD
    -----------     ---------- ---------- ----------    -----------  ----------
Year ended January
 25, 1997:
  Reserve for
   write-down of
   property held
   for sale........  $ 2,917     $ --      $  (330)       $ 1,633(a)  $   954
  Restructuring re-
   serve...........    7,175       --          355          4,731(b)    2,799
  Noncurrent re-
   structuring re-
   serve...........   20,623       --          (25)         9,860(b)   10,738
                     -------     -----     -------        -------     -------
                     $30,715     $ --      $   --         $16,224     $14,491
                     =======     =====     =======        =======     =======
Year ended January
 27, 1996:
  Reserve for
   write-down of
   property held
   for sale........  $ 2,974     $ --      $   721        $   778(a)  $ 2,917
  Restructuring re-
   serve...........   14,079       --          --           6,904(b)    7,175
  Noncurrent re-
   structuring re-
   serve...........   22,900       --        5,279          7,556(b)   20,623
                     -------     -----     -------        -------     -------
                     $39,953     $ --      $ 6,000 (d)    $15,238     $30,715
                     =======     =====     =======        =======     =======
Year ended January
 28, 1995:
  Reserve for
   write-down of
   discontinued
   inventories.....  $ 9,653     $ --      $   --         $ 9,653(a)  $   --
  Reserve for
   write-down of
   property held
   for sale........   17,479       --       (4,662)(c)      9,843(a)    2,974
  Restructuring re-
   serve...........   29,444       --        1,955 (c)     17,320(b)   14,079
  Noncurrent re-
   structuring re-
   serve...........   28,642       --        2,707 (c)      8,449(b)   22,900
                     -------     -----     -------        -------     -------
                     $85,218     $ --      $   --         $45,265     $39,953
                     =======     =====     =======        =======     =======

--------
(a) Net loss on sale or disposal of discontinued inventory and property held for sale in connection with the Company's restructuring.
(b) Other costs and expenses incurred in connection with the Company's restructuring, mainly operating losses, closing costs and settlement of lease obligations in HomeBase warehouse stores closed or to be closed. No operating losses were charged to the restructuring reserve after January 28, 1995.
(c) Reclassification of components of restructuring reserve.
(d) Increase in reserves primarily to adjust estimated lease obligations related to six stores closed in connection with the restructuring, but not subleased as of January 27, 1996. Addition to reserves was offset by a corresponding adjustment in the Company's income tax liabilities.

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

                                          Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 25, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Company will file with the Securities and Exchange Commission a definitive Proxy Statement no later than 120 days after the close of its fiscal year ended January 25, 1997 (the "Proxy Statement"). The information required by this Item and not set forth below or under the heading "Executive Officers of the Registrant" in Part I of this report is incorporated herein by reference to the Proxy Statement.

  Stanley H. Feldberg, age 72, currently serves as a director of the Company with a term scheduled to expire at the Company's 1997 Annual Meeting of Stockholders. Mr. Feldberg will not be standing for re-election at the 1997 Annual Meeting and will not continue to serve as a director after the 1997 Annual Meeting. Mr. Feldberg has been a director of the Company since February 1989. He was President of Zayre Corp. from 1956 to 1978. He is also an independent general partner of ML-Lee Acquisition Funds I and II. Mr. Feldberg is a member of the Executive Compensation Committee of Waban.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated herein by reference to the Proxy Statement. However, information under "Executive Compensation Committee Report" and "Performance Graph" in the Proxy Statement is not so incorporated.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated herein by reference to the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated herein by reference to the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A. The Financial Statements and Financial Statement Schedules filed as part of this report are listed and indexed on page 21. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.

B. Listed below are all Exhibits filed as part of this report. Certain Exhibits are incorporated by reference to documents previously filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

 EXHIBIT NO.                               EXHIBIT
 -----------                               -------
     3.1     Restated Certificate of Incorporation of the Company (1)
     3.2     By-laws, as amended, of the Company (2)
     4.1     Instruments Defining Rights of Security Holders (See Exhibits 3.1,
             3.2, 4.2, 4.3 and 10.11)
     4.2     Rights Agreement dated as of May 23, 1989 between the Company and
             Morgan Shareholder Services Trust Company, as Rights Agent (1)
     4.3     Indenture dated as of July 1, 1992 between the Company and
             Continental Bank, National Association, as Trustee, with respect to 6 1/2% Convertible Subordinated Debentures due July 1, 2002 (5)
    10.1     Distribution Agreement dated as of May 1, 1989 between the Company and Zayre Corp. (1)

 EXHIBIT NO.                               EXHIBIT
 -----------                               -------
   10.2      Waban Inc. 1989 Stock Incentive Plan, as amended* (11)
   10.3      Waban Inc. Executive Retirement Plan* (6)
   10.3a     First Amendment to Waban Inc. Executive Retirement Plan*
   10.4      Waban Inc. General Deferred Compensation Plan* (2)
   10.5      Waban Inc. Growth Incentive Plan, as amended* (13)
   10.6      Employment Agreement dated as of April 13, 1995 with Sarah M.
             Gallivan*
   10.7      Employment Agreement dated as of September 19, 1996 with Herbert
             J. Zarkin* (12)
   10.7a     Change of Control Severance Agreement dated as of May 25, 1993 with Herbert J. Zarkin* (6)
   10.8      Employment Agreement dated as of February 1, 1994 with John J.
             Nugent* (7)
   10.9      Employment Agreement dated as of September 29, 1994 with Edward J.
             Weisberger* (9)
   10.10     Employment Agreement dated as of September 29, 1993 with Allan P.
             Sherman* (6)
   10.10a    Change of Control Severance Agreement dated as of September 29,
             1993 with Allan P. Sherman* (6)
   10.10b    Loan Agreement dated as of January 19, 1994 with Allan P. Sherman*
             (6)
   10.10c    Promissory Note dated as of January 19, 1994 from Allan P. Sherman to the Company* (6)
   10.11     Form of Indemnification Agreement between the Company and its officers and directors* (2)
   10.12     Form of Change of Control Severance Agreement between the Company and officers of the Company* (7)
   10.13     Note Purchase Agreement dated as of June 15, 1991 with respect to
             9.58% Senior Notes due May 31, 1998 (3)
   10.13a    Amendment dated as of December 16, 1991 to Note Purchase Agreement dated as of June 15, 1991 (4)
   10.13b    Second Amendment and Waiver dated as of March 28, 1994 to Note
             Purchase Agreement dated as of June 15, 1991 (7)
   10.13c    Third Amendment and Waiver dated as of September 29, 1994 to Note
             Purchase Agreement dated as of June 15, 1991 (9)
   10.14     Indenture dated as of May 15, 1994 between the Company and The
             First National Bank of Boston, as Trustee, with respect to 11%
             Senior Subordinated Notes due May 15, 2004 (8)
   10.15     Credit Agreement dated as of April 4, 1995 among the Company and certain banks (10)
   10.15a    Amendment No. 1 dated as of June 7, 1996 to Credit Agreement dated as of April 4, 1995 (12)
   10.16     Waban Inc. 1995 Director Stock Option Plan* (11)
   11.0      Statement regarding computation of per share earnings
   21.0      Subsidiaries of the Company
   23.0      Consent of Coopers & Lybrand L.L.P.
   27.0      Financial Data Schedule

--------
 *Management contract or other compensatory plan or arrangement.
 (1) Incorporated herein by reference to the Registrant's Form 10 (#1-10259)
 (2) Incorporated herein by reference to the Registrant's Form 10-K for the fiscal year ended January 27, 1990
 (3) Incorporated herein by reference to the Registrant's Form 10-Q for the fiscal quarter ended July 27, 1991
 (4) Incorporated herein by reference to the Registrant's Form 10-K for the fiscal year ended January 25, 1992
 (5) Incorporated herein by reference to the Registrant's Form S-3 (#33-48423)
 (6) Incorporated herein by reference to the Registrant's Form 10-K for the fiscal year ended January 29, 1994
 (7) Incorporated herein by reference to the Registrant's Form 10-Q for the fiscal quarter ended April 30, 1994
 (8) Incorporated herein by reference to the Registrant's Form S-3 (#33-52665)
 (9) Incorporated herein by reference to the Registrant's Form 10-Q for the fiscal quarter ended October 29, 1994

(10) Incorporated herein by reference to the Registrant's Form 10-K for the fiscal year ended January 28, 1995
(11) Incorporated herein by reference to the Registrant's definitive Proxy Statement on Schedule 14A (File No. 1-10259) for the Registrant's 1995 Annual Meeting of Stockholders
(12) Incorporated herein by reference to the Registrant's Form 10-Q for the fiscal quarter ended October 26, 1996
(13) Incorporated herein by reference to the Registrant's Form 10-K for the fiscal year ended January 27, 1996

C. The Registrant has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          WABAN INC.

                                                  /s/ Herbert J. Zarkin
                                          _____________________________________
                                                    HERBERT J. ZARKIN
                                              PRESIDENT AND CHIEF EXECUTIVE
                                                         OFFICER

Dated: April 18, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.


        /s/ Herbert J. Zarkin                      /s/ Lorne R. Waxlax
_____________________________________     _____________________________________
 HERBERT J. ZARKIN, PRESIDENT, CHIEF        LORNE R. WAXLAX, CHAIRMAN OF THE
   EXECUTIVE OFFICER AND DIRECTOR                  BOARD AND DIRECTOR
    (PRINCIPAL EXECUTIVE OFFICER)


      /s/ Edward J. Weisberger                 /s/ S. James Coppersmith
_____________________________________     _____________________________________
  EDWARD J. WEISBERGER, SENIOR VICE         S. JAMES COPPERSMITH, DIRECTOR
    PRESIDENT AND CHIEF FINANCIAL
  OFFICER (PRINCIPAL FINANCIAL AND
         ACCOUNTING OFFICER)
                                                  /s/ Kerry L. Hamilton
                                          _____________________________________
       /s/ Stanley H. Feldberg                 KERRY L. HAMILTON, DIRECTOR
_____________________________________
    STANLEY H. FELDBERG, DIRECTOR
                                                   /s/ Arthur F. Loewy
                                          _____________________________________
          /s/ Allyn L. Levy                     ARTHUR F. LOEWY, DIRECTOR
_____________________________________
       ALLYN L. LEVY, DIRECTOR


        /s/ Thomas J. Shields
_____________________________________
     THOMAS J. SHIELDS, DIRECTOR


Dated: April 18, 1997