Form 10-K/A
period 1997-01-25
WABAN INC
filed 1997-05-23
CIK 850316

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K/A
                                AMENDMENT NO. 1
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED JANUARY 25, 1997
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                               __________________

                        COMMISSION FILE NUMBER 1-10259

                                  WABAN INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           Delaware                                    33-0109661
 (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

          One Mercer Road                                01760
       Natick, Massachusetts                           (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


      Registrant's telephone number, including area code:  (508) 651-6500
                              __________________

          Securities registered pursuant to Section 12(b) of the Act:


                                                NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                     ON WHICH REGISTERED
         -------------------                    ---------------------
   Common Stock, par value $.01                New York Stock Exchange
   Preferred Share Purchase Rights             New York Stock Exchange
   6 1/2% Convertible Subordinated             New York Stock Exchange
   Debentures due July 1, 2002

       Securities registered pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]   No.  [ ].

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

================================================================================

     Part III of the Annual Report on Form 10-K of Waban Inc. (the "Company") for the fiscal year ended January 25, 1997, as filed with the Securities and Exchange Commission (the "Commission") on April 18, 1997, is hereby amended and restated in its entirety as follows:


                                   PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS OF THE COMPANY

     Set forth below is certain information regarding all of the persons currently serving as directors of the Company and the one additional person expected to be nominated for election as a director at the Company's 1997 Annual Meeting of Stockholders.

     CURRENT DIRECTORS--TERMS EXPIRING 1997

     Stanley H. Feldberg, 72, has been a director of the Company since February 1989. He was President of Zayre Corp. from 1956 to 1978. He is also an independent general partner of ML-Lee Acquisition Funds I and II. Mr. Feldberg is a member of the Executive Compensation Committee of the Company. Mr. Feldberg will not be standing for re-election at the 1997 Annual Meeting of Stockholders and will not continue to serve as a director after the 1997 Annual Meeting.

     Kerry L. Hamilton, 46, has been a director of the Company since September 1994. Ms. Hamilton is Vice President, Marketing for Marshalls. Prior to joining Marshalls in April 1996, Ms. Hamilton was Vice Chairman of Pamet River Partners, a marketing consulting firm, for two years. Prior to joining Pamet River Partners, Ms. Hamilton spent 17 years at Ingalls, Quinn & Johnson in various capacities, during which time she was a member of the Board of Directors, a member of the Agency Executive Committee and Senior Vice President, Director of Media Services. Ms. Hamilton is a member of the Audit Committee of the Company.

     Arthur F. Loewy, 68, has been a director of the Company since February 1989. He is a director of The TJX Companies, Inc. and was Chief Financial Officer and Executive Vice President--Finance of Zayre Corp. from 1982 to 1989. Mr. Loewy is Chairman of the Audit Committee, Chairman of the Finance Committee and a member of the Executive Committee of the Company.

     CURRENT DIRECTORS--TERMS EXPIRING 1998

     S. James Coppersmith, 64, has been a director of the Company since December 1993. He was President and General Manager of WCVB-TV, a Boston television station, from 1990 to 1994. From 1982 to 1990 he was Vice President and General Manager of WCVB-TV. Mr. Coppersmith is a director of Kushner-Locke Company, Chyron Corporation, All-Comm Media Corporation, Sun America Asset Management Corporation and Uno Restaurant Corporation, Chairman of the Board of Trustees of Emerson College and a member of the Board of Governors of the Boston Stock Exchange. Mr. Coppersmith is a member of the Executive Compensation Committee of the Company.

     Thomas J. Shields, 50, has been a director of the Company since June 1992. He is President of Shields & Company, Inc., an investment banking firm. Mr. Shields is also a director of Seaboard Corporation and Versar, Inc. Mr. Shields is Chairman of the Executive Compensation Committee and a member of the Executive Committee of the Company.

     Herbert J. Zarkin, 58, has been a director, President and Chief Executive Officer of the Company since May 1993 and was President of the Company's BJ's Wholesale Club Division from May 1990 to May 1993. From April 1989 to May 1993 he was Executive Vice President of the Company. Mr. Zarkin is a member of the Executive Committee and the Finance Committee of the Company.

     CURRENT DIRECTORS--TERMS EXPIRING 1999

     Allyn L. Levy, 69, has been a director of the Company since October 1993. He has been a private investor since 1988. From 1974 until 1986, he was founder, Chairman of the Board and Chief Executive Officer of Patriot Bank Corporation, a commercial bank holding company. He is a director of CV Reit, Inc. Mr. Levy is a member of the Audit Committee of the Company.

     Lorne R. Waxlax, 63, has been a director of the Company since January 1990 and Chairman of the Board of the Company since June 1996. He was an Executive Vice President of The Gillette Company from 1985 to 1993. Mr. Waxlax is also a director of Quaker State Corporation, The Iams Company, Hon Industries, Inc. and Clean Harbors, Inc. Mr. Waxlax is Chairman of the Executive Committee and a member of the Finance Committee of the Company.

     NOMINEE FOR ELECTION AS DIRECTOR

     Edward J. Weisberger, 55, has been Senior Vice President and Chief Financial Officer of the Company since September 1994. From 1989 to 1994 he was Vice President--Finance of the Company.

EXECUTIVE OFFICERS OF THE COMPANY

     The information required by this Item with respect to executive officers is set forth under the heading "Executive Officers of the Registrant" in Part I of this Form 10-K and is incorporated herein by reference.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Commission and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater-than-ten-percent stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during fiscal 1996 all Section 16(a) filing requirements applicable to its officers, directors and greater-than-ten-percent beneficial owners were complied with, except that Mr. Feldberg filed three months late a Form 4 relating to the sale of 10,000 shares of Common Stock of the Company by trusts of which he and his wife are beneficiaries.

ITEM 11:   EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning the annual and long-term compensation paid for fiscal 1994, 1995 and 1996 to (i) the Company's Chief Executive Officer and (ii) the Company's four other most highly compensated executive officers during fiscal 1996 who were serving as executive officers of the Company on January 25, 1997 (the "Named Executive Officers"):

                                                        SUMMARY COMPENSATION TABLE

                                                ANNUAL COMPENSATION             LONG-TERM COMPENSATION
                                         ------------------------------------   -----------------------
                                                                                AWARDS(3)     PAYOUTS
                                                                                ----------   ----------
                                                                   OTHER
                                                                   ANNUAL       SECURITIES                ALL OTHER
                                                                   COMPEN-      UNDERLYING     LTIP       COMPEN-
NAME AND PRINCIPAL POSITION  YEAR(1)      SALARY        BONUS      SATION(2)    OPTIONS(4)   PAYOUTS(5)   SATION(6)
--------------------------- --------     --------     --------     ----------   ----------   ----------   ---------
Herbert J. Zarkin..........  1996        $605,962     $199,361     $ 25,633      250,000     $360,640     $ 34,792
President and Chief          1995         570,000      171,285       24,112      100,000           --       33,000
Executive Officer            1994         552,692      442,154       23,380      100,000           --       31,969

Allan P. Sherman...........  1996         451,346           --      238,170       20,000       83,190       27,019
Executive Vice President     1995         435,000       40,000      241,786       50,000           --       26,250
and President, HomeBase      1994         422,885      189,420      219,829       65,000           --      101,114
Division.

John J. Nugent.............  1996         382,693      253,450       16,189       20,000      303,278       23,635
Executive Vice President     1995         350,000      134,967       14,806       50,000           --       22,000
and President, BJ's          1994         332,692      188,038       14,074       65,000           --       21,135
Wholesale Club Division

Edward J. Weisberger.......  1996         238,077       46,996       10,071       70,000      180,320       16,404
Senior Vice President and    1995         225,000       40,567        9,518       40,000           --       15,750
Chief Financial Officer      1994         197,847       86,777        8,369       40,000           --       14,392

Sarah M. Gallivan..........  1996         154,904       20,385        5,687        6,000       72,128       12,245
Vice President, General      1995         144,808       17,406        5,316           --           --       11,740
Counsel                      1994         131,885       43,074        4,842       10,000           --       10,849



(1)  Refers to fiscal year ended in January of the following year.

(2)  Includes for Mr. Sherman $130,344, $135,204 and $137,240 in fiscal 1996, fiscal 1995 and fiscal 1994, respectively, for loan forgiveness and the value of the interest-free component of a housing loan from the

     Company pursuant to the terms of his employment contract, and $80,671, $80,797 and $60,374 in fiscal 1996, fiscal 1995 and fiscal 1994, respectively, for reimbursement of tax liabilities related to that loan and certain items under "All Other Compensation." Includes for all other Named Executive Officers the reimbursement for tax liabilities related to the Company's contributions under the Waban Inc. Executive Retirement Plan ("WERP") and excludes perquisites having an aggregate value of the lesser of $50,000 or 10% of salary plus bonus.

(3) No restricted stock awards were granted to the Named Executive Officers in the last three fiscal years. The following table presents the aggregate restricted stock holdings of the Named Executive Officers as of January 25, 1997 and the value of such holdings based on the fair market value of the Company's Common Stock on January 25, 1997 ($27.25):

                                  RESTRICTED STOCK
                                 HOLDINGS AT 1/25/97
                                 -------------------
                                 SHARES      VALUE
                                 ------     --------
Herbert J. Zarkin                1,706      $ 46,489
Allan P. Sherman                 5,312       144,752
John J. Nugent                   1,440        39,240
Edward J. Weisberger               847        23,081
Sarah M. Gallivan                  484        13,189

     In the event of a change of control (as defined), each Named Executive Officer's restricted stock would become unrestricted. Holders of restricted stock are entitled to the same dividends as those paid to holders of unrestricted shares.

(4) Reflects the grant of options to purchase Common Stock. The Company has never granted stock appreciation rights.

(5) Payouts for fiscal 1996 represent 50% of the Waban Inc. Growth Incentive Plan ("WGIP") award earned by the Named Executive Officer for the three-year performance period ended January 25, 1997. The remaining 50% of the award is payable in April 1998, contingent on employment continuing through March 31, 1998.

(6) For fiscal 1996, represents the Company's contributions under its 401(k) Savings Plan and WERP as presented below:


                                         1996 COMPANY
                                        CONTRIBUTIONS
                                    ---------------------
                                      401(k)
                                     SAVINGS
                                      PLAN          WERP
                                    --------        -----
Herbert J. Zarkin................     $4,494      $30,298
Allan P. Sherman.................      4,500       22,519
John J. Nugent...................      4,500       19,135
Edward J. Weisberger.............      4,500       11,904
Sarah M. Gallivan................      4,500        7,745

STOCK OPTION GRANTS

     The following table sets forth the stock option grants made by the Company to each of the Named Executive Officers during fiscal 1996:

                       OPTION GRANTS IN LAST FISCAL YEAR



                                               INDIVIDUAL GRANTS                           POTENTIAL REALIZABLE
                             ------------------------------------------------------          VALUE AT ASSUMED
                                                                                               ANNUAL RATES
                              NUMBER OF   PERCENT OF                                   OF STOCK PRICE APPRECIATION FOR
                             SECURITIES  TOTAL OPTIONS                                      OPTION TERM (1)
                             UNDERLYING   GRANTED TO     EXERCISE OR                   -------------------------------
                              OPTIONS     EMPLOYEES IN    BASE PRICE     EXPIRATION
      NAME                    GRANTED      FISCAL YEAR    PER SHARE (2)      DATE       0%(3)        5%          10%
--------------               ----------  -------------   ----------      ----------    -------    ----------   ---------

Herbert J. Zarkin               40,000        5.1%        $24.750          4/11/06       $0       $  622,606   $1,577,805
                               210,000       27.0%         22.875          9/19/06        0        3,021,053    7,655,940
Allan P. Sherman                20,000        2.6%         24.750          4/11/06        0          311,303      788,903
John J. Nugent                  20,000        2.6%         24.750          4/11/06        0          311,303      788,903
Edward J. Weisberger            20,000        2.6%         24.750          4/11/06        0          311,303      788,903
                                50,000        6.4%         22.875          9/19/06        0          719,298    1,822,843
Sarah M. Gallivan                6,000        0.8%         24.750          4/11/06        0           93,391      236,671
-------------------

(1) The dollar amounts in these columns are the result of calculations at 0% and the arbitrary appreciation rates of 5% and 10% set by the Commission and are not intended to forecast possible future stock price appreciation, if any.

(2) All options granted in fiscal 1996 were granted with an exercise price equal to the closing price of the Common Stock on the New York Stock Exchange on the date of grant. These options expire ten years from the date of grant. Options granted on April 11, 1996 vest in equal annual installments over four years; options granted on September 19, 1996 vest in equal annual installments over three years. All options vest upon a change of control (as defined).

(3) No gain to the optionees is possible without an appreciation in stock price, which will benefit all stockholders commensurately. A zero percent stock price appreciation will result in zero gain for the optionee.

AGGREGATED OPTION EXERCISES AND VALUATION

     The following table sets forth, on an aggregated basis, the exercise of stock options during fiscal 1996 by each of the Named Executive Officers and the fiscal year-end value of unexercised options held by such officers:

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES


                                                          NUMBER OF SECURITIES UNDERLYING       VALUE OF UNEXERCISED IN-THE-MONEY
                           NUMBER OF                   UNEXERCISED OPTIONS AT FISCAL YEAR-END     OPTIONS AT FISCAL YEAR-END (2)
                        SHARES ACQUIRED      VALUE     --------------------------------------   ----------------------------------
         NAME             ON EXERCISE     REALIZED (1)      EXERCISABLE    UNEXERCISABLE         EXERCISABLE      UNEXERCISABLE
 -------------------    ---------------   ------------ ----------------    ------------------   --------------   -----------------
Herbert J. Zarkin             --            $     --        265,000          335,000            $2,950,313       $1,949,688
Allan P. Sherman          19,000             215,688        108,250           67,750             1,140,844          546,594
John J. Nugent                --                  --        122,250           67,750             1,349,000          544,250
Edward J. Weisberger         500               6,688         72,000           95,500               754,250          508,563
Sarah M. Gallivan             --                  --         11,750           12,750               107,406           82,406

______________

(1) Based on the difference between the option exercise price and the fair market value of the Company's Common Stock on the date of exercise.

(2) Based on the fair market value of the Company's Common Stock on January 25, 1997 ($27.25 per share), less the option exercise price.


LONG-TERM INCENTIVE AWARDS

     The following table sets forth information related to long-term incentive awards granted to the Named Executive Officers during fiscal 1996 pursuant to the WGIP:

             LONG-TERM INCENTIVE PLANS--AWARDS IN LAST FISCAL YEAR

                              NUMBER OF
                              SHARES,        PERFORMANCE OR             ESTIMATED FUTURE PAYOUTS UNDER
                              UNITS OR       OTHER PERIOD               NON-STOCK PRICE-BASED PLANS
                              OTHER         UNTIL MATURATION        ------------------------------------------
  NAME                        RIGHTS          OR PAYOUT             THRESHOLD     TARGET         MAXIMUM
-----------------             --------      ----------------        ---------    ---------    ----------------
Herbert J. Zarkin             20 Units       FYE 1/97 - 1/99        $468,000      $      0      $1,710,000
Allan P. Sherman              15 Units       FYE 1/97 - 1/99         194,400             0       1,305,000
John J. Nugent                15 Units       FYE 1/97 - 1/99         273,000       371,220       1,050,000
Edward J. Weisberger          10 Units       FYE 1/97 - 1/99         234,000             0         675,000
Sarah M. Gallivan              6 Units       FYE 1/97 - 1/99         140,400             0         450,000


     Employees in high-level management positions in the Company, as selected by the Executive Compensation Committee, were awarded units under the WGIP during fiscal 1996. Each unit has a value in dollars equal to a designated percentage of improvement in net income (for corporate executives) or divisional pre-tax income (for divisional executives) during the three-year fiscal period ending January 30, 1999 over base period income, as defined, for fiscal 1995. No payment will be made unless cumulative net or pre-tax income, as applicable, is at least equal to 10% compounded growth over the base period amount. The "threshold" amounts in the table above would be earned upon achievement of 10% compounded growth in earnings. No participant may receive a cash award in excess of 300% of the participant's annualized base salary as of the beginning of the award period. This limit is reflected in the "maximum" amount column of the table above. The WGIP does not specify a target payout amount. Accordingly, pursuant to Commission rules, the target payout level in the table above assumes in each case that fiscal 1996's income level will be achieved in each of the three fiscal years during the award period. This assumption would result in no payout for each of the Named Executive Officers (other than Mr. Nugent) because cumulative net or pre-tax income would be less than 10% compounded growth over the base period amount. The dollar amounts in the table are not intended to forecast future payments, if any, under WGIP.

     One-half of the cash award earned under the WGIP for the three-year award period ending January 30, 1999 will be paid in April 1999 to participants employed through January 30, 1999. The remaining one-half of the award will be paid in April 2000, contingent upon employment continuing through March 31, 2000.

DIRECTOR COMPENSATION

     Directors who are not employees of the Company are paid an annual retainer of $20,000 and fees of $1,250 for each Board meeting attended, $750 for each Committee meeting attended and $750 for certain telephone meetings. In addition, the Chairman of the Board is paid an additional retainer of $100,000 per annum and the Chairman of the Audit Committee and the Chairman of the Executive Compensation Committee are each paid $2,500 per annum for their services as such. All directors are reimbursed for out-of-pocket expenses incurred in attending such meetings. Directors may participate in the Company's General Deferred Compensation Plan.

     The stockholders approved the 1995 Director Stock Option Plan (the "Director Plan") at the Company's 1995 annual meeting of stockholders and each non-employee director of the Company was granted on June 13, 1995 an option to purchase 3,000 shares of the Company's Common Stock. On the date of each annual meeting, each continuing non-employee director is granted an option to acquire an additional 1,500 shares of the Company's Common Stock, and each non-employee director newly elected or elected subsequent to the then most recent annual meeting receives an option to purchase 3,000 shares of the Company's Common Stock. The option exercise price for each of these options is the fair market value of a share of the Company's Common Stock on the date of grant. Each option is nontransferable except upon death, expires ten years after the date of grant and becomes exercisable in three equal annual installments beginning approximately one year after the date of grant. If the director dies or otherwise ceases to be a director prior to the date the option becomes exercisable, the option will immediately expire. Any vested options will remain exercisable for a period of one year following cessation of service as a director of the Company. All unexercised options will become exercisable in full beginning 20 days prior to the consummation of a merger or consolidation (as described in the Director Plan), acquisition, reorganization or liquidation and, to the extent not exercised, shall terminate immediately after the consummation of such merger, consolidation, acquisition, reorganization or liquidation.

EMPLOYMENT AGREEMENTS

     Under the Company's employment agreement with Mr. Zarkin, Mr. Zarkin receives a minimum annual base salary of $625,000 and participates in specified incentive and other benefit plans. The Company is entitled to terminate Mr. Zarkin's employment at any time with or without cause (as defined). If his employment terminates by reason of death, disability, incapacity or termination by the Company other than for cause, or if a change of control occurs, Mr. Zarkin is entitled to payment of certain cash compensation amounts and continuation of base salary and certain benefits for a period of 24 months after termination at the rate in effect upon termination. The continuing base salary payments are subject to reduction after 12 months for compensation earned by Mr. Zarkin from other employment, and the continuing benefits are subject to reduction at any time for comparable benefits received by Mr. Zarkin from other employment.

     Under the Company's employment agreement with Mr. Sherman, Mr. Sherman receives a minimum annual base salary of $460,000 and participates in specified incentive and other benefit plans. In addition, in connection with his election as President of the HomeBase Division in 1993, the Company agreed to extend to him an interest-free loan of $700,000 for the purchase of a residence in California and to forgive the loan over seven years in equal installments, $100,000 of which was forgiven in each of fiscal 1994, 1995 and 1996. The Company also agreed to make certain tax "gross-up" payments to Mr. Sherman. The Company is entitled to terminate Mr. Sherman's employment at any time with or without cause (as defined). If Mr. Sherman's employment terminates by reason of death, disability or termination by the Company other than for cause, the Company is required to pay certain cash compensation amounts, to continue payment of Mr. Sherman's base salary and certain benefits for 52 weeks after termination at the rate in effect upon termination, and to extend the term of Mr. Sherman's relocation loan, including the provisions for debt forgiveness. The continuing base salary payments are subject to reduction after three months for compensation earned by Mr. Sherman from other employment, and the continuing benefits are subject to reduction at any time for comparable benefits received by Mr. Sherman from other employment.

     The Company has an employment agreement with each of Messrs. Nugent and Weisberger and Ms. Gallivan under which they receive minimum annual base salaries of $400,000, $245,000 and $157,500, respectively, and participate in specified incentive and other benefit plans. If employment terminates by reason of death, disability, incapacity or termination by the Company other than for cause, each such executive is entitled to payment of certain cash compensation amounts and to certain benefits and continuation of base salary for 12 months after termination at the rate in effect upon termination. The continuing base salary payments are subject to reduction after three months for compensation earned by the executive from other employment, and the continuing benefits are subject to reduction at any time for comparable benefits received by the executive from other employment.

     In the event of a change of control followed by termination of employment as described below under "Change of Control Severance Benefits," each of the Named Executive Officers would be entitled to the termination benefits described thereunder, to the extent such benefits would exceed the benefits otherwise described above.

CHANGE OF CONTROL SEVERANCE BENEFITS

     The Company provides change of control severance benefits to each of the Named Executive Officers under individual agreements. Under the agreements, in general, upon a change of control (as defined) of the Company, the executive would be entitled to lump-sum payment of the Management Incentive Plan ("MIP") target award for the year in which the change of control occurs. If, during the 24-month period following a change of control, the Company were to terminate the executive's employment other than for cause (as defined) or the executive were to terminate employment for reasons specified in the agreement, or if employment were to terminate by reason of death, disability or incapacity, the executive would be entitled to receive an amount equal to two times the executive's annual base salary. For up to two years following termination the Company would also be obligated to provide specified benefits, including continued health, medical and life insurance benefits. The foregoing benefits would be payable whether or not they gave rise to a federal excise tax on so-called "excess parachute payments" or were non-deductible, except to the extent a reduction in amounts paid would increase the executive's after-tax benefits. The Company would also be obligated to pay all legal fees and expenses reasonably incurred by the executive in seeking enforcement of contractual rights following a change of control. In addition, upon involuntary termination within 24 months following a change of control, any agreement by the executive not to compete with the Company following termination of the executive's employment would cease to be effective.

INDEMNIFICATION AGREEMENTS

     The Company has entered into indemnification agreements with each of its directors and executive officers indemnifying them against expenses, settlements, judgments and fines incurred in connection with any threatened, pending or completed action, suit, arbitration or proceeding, where the individual's involvement is by reason of the fact that he or she is or was a director or officer of the Company or served at the Company's request as a director of another organization (except that indemnification is not provided against judgments and fines in a derivative suit unless permitted by Delaware law). An individual may not be indemnified if he or she is found not to have acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Company, except to the extent Delaware law permits broader contractual indemnification. The indemnification agreements provide procedures, presumptions and remedies designed to substantially strengthen the indemnity rights beyond those provided by the Company's Certificate of Incorporation and by Delaware law.

BOARD AND COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     In fiscal 1996, decisions concerning compensation of the Company's executive officers were made by the Executive Compensation Committee. Until June 11, 1996, the Executive Compensation Committee consisted of Messrs. Waxlax, Coppersmith and Feldberg. Effective upon his election as Chairman of the Board of Directors on June 11, 1996, Mr. Waxlax ceased to serve on the Executive Compensation Committee and was replaced by Mr. Shields.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as to the beneficial ownership of the Company's Common Stock as of March 31, 1997 (unless otherwise indicated) by (i) each person or entity known to the Company to beneficially own more than 5% of the outstanding shares of the Company's Common Stock, (ii) each director or nominee for director of the Company, (iii) each of the Named Executive Officers and (iv) all current directors and executive officers of the Company, as a group.

                                                                                  PERCENT OF
                                                                              OUTSTANDING SHARES
                                                       SHARES OF COMMON         OF COMMON STOCK
                                                       STOCK BENEFICIALLY         BENEFICIALLY
NAME AND ADDRESS OF BENEFICIAL OWNER                        OWNED(1)                OWNED(1)
--------------------------------------------           ------------------     ------------------

The Prudential Insurance Company of America              2,983,308(2)                 9.09%
   751 Broad Street
   Newark, New Jersey 01102
Franklin Resources, Inc. et al..............             2,516,800(3)                 7.67%
   777 Mariners Island Blvd.
   P.O. Box 7777
   San Mateo, CA 94404
David J. Greene and Company.................             2,428,555(4)                 7.40%
   599 Lexington Avenue
   New York, New York 10022
Morgan Stanley Group Inc....................             1,811,495(5)                 5.52%
   1585 Broadway
   New York, NY 10036
S. James Coppersmith........................                 3,000                      *
Stanley H. Feldberg(6)......................                16,218                      *
Kerry L. Hamilton...........................                 1,200                      *
Allyn L. Levy...............................                 6,000                      *
Arthur F. Loewy(6)..........................                 9,632                      *
Thomas J. Shields...........................                 1,500                      *
Lorne R. Waxlax.............................                 8,000                      *
Herbert J. Zarkin...........................               413,932                    1.25%
Sarah M. Gallivan...........................                20,896                      *
John J. Nugent..............................               163,316                      *
Allan P. Sherman............................               153,750                      *
Edward J. Weisberger........................               103,917                      *
All Directors and Executive Officers of
     the Company as a Group (12 persons)....               901,361                    2.69%

---------------------------

*    Indicates less than 1%

(1) Includes the following shares of Common Stock that may be acquired upon exercise of outstanding stock options which were exercisable on March 31, 1997 or within 60 days thereafter: Mr. Coppersmith, 1,000 shares; Mr. Feldberg, 1,000 shares; Ms. Hamilton, 1,000 shares; Mr. Levy, 1,000 shares; Mr. Loewy, 1,000 shares; Mr.

     Shields, 1,000 shares; Mr. Waxlax, 1,000 shares; Mr. Zarkin, 301,250 shares; Ms. Gallivan, 16,000 shares; Mr. Nugent, 142,750 shares; Mr. Sherman, 128,750 shares; Mr. Weisberger, 82,500 shares; all Directors and Executive Officers of the Company as a group, 678,250 shares.

(2) As of March 31, 1997 based on information provided to the Company by The Prudential Insurance Company of America ("Prudential"). Prudential reported that it has sole power to vote 144,200 shares and shared power to vote 2,783,734 shares and has sole dispositive power with respect to 193,800 and shared dispositive power with respect to 2,783,734 shares. Includes 5,818 shares issuable upon conversion of the Company's 6.5% Convertible Subordinated Debentures.

(3) As of March 31, 1997 based on information provided to the Company by Franklin Resources, Inc., et al. Franklin Mutual Advisors, Inc. reported that (i) it has sole power to vote or to direct the voting of 2,280,800 shares and Templeton Investment Counsel, Inc. has sole power to vote or direct the voting of 236,000 shares; and (ii) it has sole dispositive power with respect to 2,280,800 shares and Templeton Investment Counsel, Inc. has sole dispositive power with respect to 236,000 shares.

(4) Information is as of December 31, 1996 and is based on a Schedule 13G filed with the Commission by David J. Greene and Company, a registered broker-dealer and investment adviser. David J. Greene and Company reported that it has sole power to vote 152,400 shares and shared power to vote 1,546,500 shares and has sole dispositive power with respect to 152,400 shares and shared dispositive power with respect to 2,428,555 shares.

(5) Information is as of December 31, 1996 and is based on a Schedule 13G filed with the SEC by Morgan Stanley Group Inc. ("Morgan Stanley"). Morgan Stanley reported that it has shared voting power with respect to 1,708,895 shares and shared dispositive power with respect to 1,811,495 shares.

(6) Includes the following shares beneficially owned by the following persons as trustees or custodians of which beneficial interest is disclaimed unless otherwise indicated: Mr. Feldberg (8,366 shares). Excludes the following shares beneficially owned by or held in trust by or for the benefit of the respective spouses of the following persons and any shares held in a trust for which the following persons are income beneficiaries, as to which the following persons disclaim beneficial ownership: Mr. Feldberg (84 shares); Mr. Loewy (413 shares).


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                  SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              WABAN INC.



                              /s/ EDWARD J. WEISBERGER
                              -------------------------------------------------
                              Edward J. Weisberger
                              Senior Vice President and Chief Financial Officer


Dated:  May 23, 1997