Form 10-Q
period 1997-04-26
WABAN INC
filed 1997-06-10
CIK 850316

                                   FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.  20549


                    Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended April 26, 1997
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
The number of shares of the Registrant's common stock outstanding as of May 24, 1997: 32,894,749

                          PART I FINANCIAL INFORMATION

                                   WABAN INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                         Thirteen Weeks Ended
                                                        -----------------------
                                                         April 26,  April 27,
                                                           1997        1996
                                                        ----------- -----------
                                                           (In Thousands Except
                                                            Per Share Amounts)
Net sales                                               $1,039,151   $974,630
                                                         ---------    -------
Cost of sales, including buying and occupancy costs        894,458    834,793

Selling, general and administrative expenses               121,692    119,423

Interest on debt and capital leases (net)                    5,291      4,815
                                                         ---------    -------
  Total expenses                                         1,021,441    959,031
                                                         ---------    -------
Income before income taxes                                  17,710     15,599

Provision for income taxes                                   6,907      6,084
                                                         ---------    -------
  Net income                                            $   10,803   $  9,515
                                                         =========    =======


Net income per common share (see Exhibit 11 for
  detailed computations):
    Primary and fully diluted                           $     0.32   $   0.28
                                                         =========    =======

The accompanying notes are an integral part of the financial statements.

                                   WABAN INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                     April 26,     January 25,     April 27,
                                       1997           1997           1996
                                    -----------    -----------    -----------
                                             (Dollars In Thousands)
ASSETS
Current assets:
  Cash and cash equivalents         $   33,461     $   14,593     $    8,744
  Marketable securities                      -              -         22,704
  Accounts receivable                   49,809         59,267         52,696
  Merchandise inventories              653,490        611,754        637,083
  Current deferred income taxes         16,939         16,425         21,320
  Prepaid expenses                      11,371         11,066         11,870
                                     ---------      ---------      ---------
    Total current assets               765,070        713,105        754,417
                                     ---------      ---------      ---------
Property at cost:
  Land and buildings                   427,092        422,833        391,042
  Leasehold costs and improvements      94,103         93,526         85,661
  Furniture, fixtures and equipment    322,265        319,105        294,628
                                     ---------      ---------      ---------
                                       843,460        835,464        771,331
  Less accumulated depreciation
    and amortization                   219,559        205,819        179,994
                                     ---------      ---------      ---------
                                       623,901        629,645        591,337
                                     ---------      ---------      ---------
Property under capital leases           16,432         16,432         15,139
  Less accumulated amortization          5,907          5,741          6,672
                                     ---------      ---------      ---------
                                        10,525         10,691          8,467
                                     ---------      ---------      ---------
Property held for sale (net)                 -              -             56
Deferred income taxes                    7,526          7,755         11,481
Other assets                            14,771         14,770         12,667
                                     ---------      ---------      ---------
    Total assets                    $1,421,793     $1,375,966     $1,378,425
                                     =========      =========      =========
LIABILITIES
Current liabilities:
  Current installments of long-
    term debt                           12,067         12,474         12,861
  Accounts payable                     316,764        284,927        323,134
  Restructuring reserve                  2,840          2,799          5,629
  Accrued expenses and other
    current liabilities                128,912        133,057        130,926
  Accrued federal and state
    income taxes                         9,278          3,663          5,882
  Obligations under capital leases
    due within one year                    342            343            537
                                     ---------      ---------      ---------
    Total current liabilities          470,203        437,263        478,969
                                     ---------      ---------      ---------
Real estate debt                           433            450            500
General corporate debt                  12,000         12,000         24,000
Senior subordinated debt               100,000        100,000        100,000
Convertible subordinated debt          106,949        108,568        108,600
Obligations under capital leases,
  less portion due within one year      11,383         11,468         11,703
Noncurrent restructuring reserve         9,964         10,738         20,503
Other noncurrent liabilities            65,140         63,554         64,958

STOCKHOLDERS' EQUITY
Common stock, par value $.01,
  authorized 190,000,000 shares,
  issued 33,269,537, 33,269,537
  and 33,296,935 shares                    333            333            333
Additional paid-in capital             330,227        329,719        329,734
Unrealized holding gains (losses)            -              -              8
Retained earnings                      322,676        311,873        244,728
Treasury stock, at cost, 397,293,
  528,596 and 275,148 shares            (7,515)       (10,000)        (5,611)
                                     ---------      ---------      ---------
    Total stockholders' equity         645,721        631,925        569,192
                                     ---------      ---------      ---------
    Total liabilities and
      stockholders' equity          $1,421,793     $1,375,966     $1,378,425
                                     =========      =========      =========

The accompanying notes are an integral part of the financial statements.

                                   WABAN INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                        Thirteen Weeks Ended
                                                        --------------------
                                                        April 26,   April 27,
                                                          1997        1996
                                                        ---------   ---------
                                                            (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $ 10,803      $ 9,515
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization of property         15,115        13,497
      Loss on property disposals                            23           374
      Amortization of premium on marketable securities       -            47
      Other noncash items (net)                            259           244
      Deferred income taxes                               (285)          211
      Increase (decrease) in cash
        due to changes in:
          Accounts receivable                            9,458         6,525
          Merchandise inventories                      (41,736)      (66,847)
          Prepaid expenses                                (305)       (1,115)
          Other assets                                    (184)          372
          Accounts payable                              31,837        47,171
          Restructuring reserves                          (748)       (1,666)
          Accrued expenses                                  15          (241)
          Accrued income taxes                           5,615        (2,889)
          Other noncurrent liabilities                   1,586         2,264
                                                       -------       -------
  Net cash provided by operating activities             31,453         7,462
                                                       -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                          -        (6,048)
  Sale of marketable securities                              -         3,610
  Maturity of marketable securities                          -             -
  Property additions                                   (13,688)      (36,756)
  Property disposals                                       315         4,415
                                                       -------       -------
    Net cash used in investing activities              (13,373)      (34,779)
                                                       -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                             (424)         (391)
  Repayment of capital lease obligations                   (86)         (197)
  Purchase of treasury stock                                 -        (3,453)
  Proceeds from sale and issuance of
    common stock                                         1,298         7,947
                                                       -------       -------
    Net cash provided by financing
      activities                                           788         3,906
                                                       -------       -------
    Net increase (decrease) in cash and
      cash equivalents                                  18,868       (23,411)
    Cash and cash equivalents at
      beginning of year                                 14,593        32,155
                                                       -------       -------
    Cash and cash equivalents at
      end of period                                   $ 33,461       $ 8,744
                                                       =======        ======
Supplemental cash flow information:
  Interest paid                                       $    380       $ (157)
  Income taxes paid                                      1,577        8,762



The accompanying notes are an integral part of the financial statements.

                                   WABAN INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                             (In Thousands Except Per Share Amounts)
                  -------------------------------------------------------------
                    Common             Unrealized                       Total
                    Stock   Additional  Holding                         Stock-
                  Par Value  Paid-In     Gains     Retained  Treasury  holders'
                    $.01     Capital    (Losses)   Earnings    Stock    Equity
                  --------- ---------- ----------  --------  --------  -------
Balance, January 27,
    1996             $ 333   $328,619    $  22    $235,213  $ (9,067) $555,120
  Net income             -          -        -       9,515         -     9,515
  Unrealized
    holding losses       -          -      (14)          -         -       (14)
  Purchase of treasury
    stock                -          -        -           -    (3,453)   (3,453)
  Sale and issuance
    of common stock      -      1,115        -           -     6,909     8,024
                     -----   --------    -----    --------   -------  --------
Balance, April 27,
    1996             $ 333   $329,734    $   8    $244,728  $ (5,611) $569,192
                     =====   ========    =====    ========   =======  ========


Balance, January 25,
    1997             $ 333   $329,719    $   -    $311,873  $(10,000) $631,925
  Net income             -          -        -      10,803         -    10,803
  Sale and issuance
    of common stock      -        147        -           -     1,247     1,394
  Conversion of 6.5%
    debentures           -        361        -           -     1,238     1,599
                     -----   --------    -----    --------   -------  --------
Balance, April 26,
    1997             $ 333   $330,227    $   -    $322,676  $ (7,515) $645,721
                     =====   ========    =====    ========   =======  ========



The accompanying notes are an integral part of the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The results for the first three months are not necessarily indicative of results for the full fiscal year because the Company's business, in common with the business of retailers generally, is subject to seasonal influences. BJ's
Wholesale Club's sales and profits have typically been strongest in the Christmas holiday season and lowest in the first quarter of each fiscal year.
HomeBase's sales and profits have typically been lower in the first and fourth quarters of the fiscal year and higher in the second and third quarters, which include the most active season for home construction.

2. The financial statements are unaudited and reflect all normal recurring adjustments considered necessary by the Company for a fair presentation of its financial statements in accordance with generally accepted accounting principles.

3. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual
Report on Form 10-K for the fiscal year ended January 25, 1997.

4. Presented below is information relative to the operating results of the Company's business segments (dollars in thousands):


                                                         Thirteen Weeks Ended
                                                         --------------------
                                                         April 26,   April 27,
                                                           1997        1996
                                                        ----------- -----------
Net sales:
  BJ's Wholesale Club                                  $  678,947   $  622,388
  HomeBase                                                360,204      352,242
                                                        ---------    ---------
                                                       $1,039,151   $  974,630
                                                        =========    =========

Operating income:
  BJ's Wholesale Club                                  $   16,571   $   14,036
  HomeBase                                                  8,753        8,255
  General corporate expense                                (2,323)      (1,877)
                                                        ---------    ---------
                                                           23,001       20,414
Interest on debt and capital
  leases (net)                                             (5,291)      (4,815)
                                                         --------    ---------
Income before income taxes                              $  17,710   $   15,599
                                                         ========    =========

Warehouses in operation - end of period:
---------------------------------------
BJ's Wholesale Club                                          80         72
HomeBase                                                     84         82

5. On June 6, 1997, the Company called for redemption on July 7, 1997 all of its outstanding 6.5% Convertible Subordinated Debentures due July 1, 2002. Convertible Debentures in an aggregate principal amount of $106,914,000 were outstanding on June 6, 1997. The Company has entered into a standby purchase agreement with Prudential Securities Incorporated pursuant to which Prudential has agreed, subject to certain conditions, to purchase from the Company up to 2,160,606 shares of the Company's Common Stock; however, Prudential will purchase shares from the Company if, and then only to the extent that, more than $53,474,000 of Convertible Debentures are not duly surrendered for conversion prior to 6:00 p.m., Eastern time, on June 26, 1997.

The Company's 1997 Annual Meeting of Stockholders, at which various proposals relating to the Company's proposed spin-off (the "Distribution") of its BJ's Wholesale Club division will be considered, will be held on July 10, 1997. Assuming stockholder approval of such proposals and subject to certain conditions, including declaration of the distribution of shares of BJ's Wholesale Club, Inc. by the Company's Board of Directors, the Company expects the Distribution would be effected by the end of July 1997. However, the Company's Board of Directors has reserved discretion to abandon, defer or modify the Distribution at any time prior to the date on which the Distribution is made.

6. The Company's senior notes, senior subordinated notes and bank credit agreement are fully and unconditionally guaranteed by Natick Realty, Inc., which was incorporated as a wholly-owned subsidiary of Waban Inc. in January 1997 for the purpose of acting as a holding company for various real estate subsidiaries of the Company. Natick Realty, Inc. was capitalized with 1,000 shares of common stock with a par value of $.01 per share. In the quarter ended April 26, 1997, Waban Inc. transferred to Natick Realty, Inc. all of the outstanding capital stock of certain real estate subsidiaries with net assets totalling $218.2 million and certain real estate assets of the Company with a net book value of $27.1 million.

The following condensed consolidating financial statements present the results of operations and financial position and cash flows of Waban Inc., Natick Realty, Inc. and its subsidiaries (together, the "Guarantor Subsidiaries"), and all other subsidiaries (the "Non-Guarantor Subsidiaries"), and the eliminations necessary to arrive at the information for the Company on a consolidated basis. Separate financial statements of Natick Realty, Inc. are not presented because the Company believes that the condensed consolidating financial statements presented are more meaningful in understanding the financial position of the Guarantor Subsidiaries.

                                   WABAN INC.
                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                   FOR THE THIRTEEN WEEKS ENDED APRIL 26, 1997
                                 (In Thousands)
                                   (Unaudited)

                                                    Non-
                          Waban Inc.  Guarantor  Guarantor
                           (Parent      Sub-        Sub-    Elimin-   Consol-
                         Corporation) sidiaries  sidiaries  ations    idated
                         ------------ ---------  --------- --------  --------
Net sales                  $1,022,801  $ 7,426  $ 32,725  $(23,801) $1,039,151
                           ----------  -------  --------  --------  ----------
Cost of sales, including
 buying and occupancy costs   891,321    1,441    13,266   (11,570)    894,458
Selling, general and
 administrative expenses      130,478       29     3,416   (12,231)    121,692
Interest on debt and
 capital leases (net)           7,532        -    (2,241)        -       5,291
                           ----------  -------  --------  --------  ----------
Total expenses              1,029,331    1,470    14,441   (23,801)  1,021,441
                           ----------  -------  --------  --------  ----------
Income before income taxes
 and equity in income of
 subsidiaries                  (6,530)   5,956    18,284         -      17,710
Provision for income taxes         74        -     6,833         -       6,907
Equity in income of
 subsidiaries                  17,407        -         -   (17,407)          -
                           ----------  -------   -------   -------   ---------
Net income                 $   10,803  $ 5,956  $ 11,451  $(17,407) $   10,803
                           ==========  =======   =======   =======   =========

                                   WABAN INC.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 APRIL 26, 1997
                                 (In Thousands)
                                   (Unaudited)

                                                    Non-
                          Waban Inc.  Guarantor  Guarantor
                           (Parent      Sub-        Sub-    Elimin-    Consol-
                         Corporation) sidiaries  sidiaries  ations     idated
                         ------------ ----------  --------- --------   -------
ASSETS
Current assets:
 Cash and cash equivalents  $  31,443  $      -  $  2,018  $      -  $  33,461
 Accounts receivable           47,846         -     1,963         -     49,809
 Merchandise inventories      637,706         -    15,784         -    653,490
 Current deferred income
  taxes                        16,939         -         -         -     16,939
 Prepaid expenses              10,913         -       458         -     11,371
                            ---------  --------  --------  --------  ---------
    Total current assets      744,847         -    20,223         -    765,070
                            ---------  --------  --------  --------  ---------
Investment in subsidiaries    460,207         -         -  (460,207)         -
Intercompany indebtedness     (73,073)    3,320    69,753         -          -
Property at cost              406,762   258,544   178,154         -    843,460
 Less: accumulated depreci-
  ation and amortization      185,158    15,535    18,866         -    219,559
                            ---------  --------  --------  --------  ---------
                              221,604   243,009   159,288         -    623,901
Deferred income taxes           7,863         3      (340)        -      7,526
Other assets                   20,285     4,924        87         -     25,296
                            ---------  --------  --------  --------  ---------
    Total assets           $1,381,733  $251,256  $249,011 $(460,207)$1,421,793
                            =========  ========  ========  ========  =========
LIABILITIES
Current liabilities:
 Current installments of
  long-term debt and
  capital lease obligations  $ 12,342  $      -  $     67 $       - $   12,409
 Accounts payable             310,135         -     6,629         -    316,764
 Accrued expenses and other
  current liabilities         108,425         -    32,605         -    141,030
                            ---------  --------  --------  --------   --------
     Total current
      liabilities             430,902         -    39,301         -    470,203
                            ---------  --------  --------  --------   --------
Long-term debt and capital
 lease obligations            230,165         -       600         -    230,765
Other liabilities              74,945         -       159         -     75,104

STOCKHOLDERS' EQUITY
Common stock                      333         -       949      (949)       333
Additional paid-in capital    330,227   245,300    74,842  (320,142)   330,227
Retained earnings             322,676     5,956   133,160  (139,116)   322,676
Treasury stock                 (7,515)        -         -         -     (7,515)
                            ---------  --------  --------  --------   --------
    Total stockholders'
     equity                   645,721   251,256   208,951  (460,207)   645,721
                           ----------  --------  -------- --------- ----------
    Total liabilities and
     stockholders' equity  $1,381,733  $251,256  $249,011 $(460,207)$1,421,793
                           ==========  ========  ======== ========= ===========

                                   WABAN INC.
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE THIRTEEN WEEKS ENDED APRIL 26, 1997
                                 (In Thousands)
                                   (Unaudited)

                                                    Non-
                          Waban Inc.  Guarantor  Guarantor
                           (Parent      Sub-        Sub-    Elimin-    Consol-
                         Corporation) sidiaries  sidiaries  ations     idated
                         ------------ ----------  --------- --------   -------
CASH FLOWS FROM OPERATING
 ACTIVITIES                 $  3,984   $  7,554  $ 19,915   $      -  $ 31,453
                            --------   --------  --------   --------  --------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Property additions           (9,123)    (4,313)     (252)         -   (13,688)
 Property disposals                4         30       281          -       315
                            --------   --------  --------   --------  --------
 Net cash provided by (used
  in) investing activities    (9,119)    (4,283)       29          -   (13,373)
                            --------   --------  --------   --------  --------
CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Repayment of long-term
  debt and capital lease
  obligations                    (86)         -      (424)         -      (510)
 Net intercompany borrowings  41,186     (3,271)  (37,915)         -         -
 Proceeds from sale and
  issuance of common stock     1,298          -         -          -     1,298
                            --------   --------  --------   --------  --------
 Net cash provided by (used
  in) financing activities    42,398     (3,271)  (38,339)          -       788
                            --------   --------   -------    --------  --------
  Net increase (decrease) in
   cash and cash equivalents  37,263          -   (18,395)          -    18,868
  Cash and cash equivalents
   at beginning of year       (5,820)         -    20,413           -    14,593
                            --------   --------   -------    --------  --------
  Cash and cash equivalents
   at end of period         $ 31,443   $      -   $ 2,018    $      -  $ 33,461
                            ========   ========   =======    ========  ========

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations



Thirteen Weeks (First Quarter) Ended April 26, 1997 versus Thirteen Weeks Ended April 27, 1996.

Results of Operations
---------------------

Consolidated net sales for the quarter ended April 26, 1997 were $1.04 billion, an increase of 6.6% over last year's first quarter. This increase was due to the opening of new stores since the end of last year's first quarter and a comparable store sales increase of 2.6% at BJ's Wholesale Club, offset in part by a decrease in HomeBase's comparable store sales of 0.8% in the first quarter.

Cost of sales (including buying and occupancy costs) as a percentage of sales was 86.1% in this year's first quarter versus 85.7% in the comparable period last year. The increase in the cost of sales ratio was attributable to the increased proportion of consolidated sales contributed by BJ's, (which has lower gross margins than HomeBase) and a decrease in HomeBase's first quarter merchandise gross margin compared with last year's first quarter.

Selling, general and administrative ("SG&A") expenses as a percentage of consolidated net sales were 11.7% in the first quarter this year compared to 12.3% in last year's first quarter. This decrease was also due in part to BJ's larger share of consolidated net sales. SG&A expenses as a percentage of sales are lower at BJ's than at HomeBase, whose business offers a higher level of customer service. SG&A expenses this year included approximately $0.5 million incurred in discussions, now terminated, with Leonard Green & Partners, L.P. about a proposal to combine the Company's HomeBase division with Kmart's Builders Square unit.

BJ's operating income in this year's first quarter was $16.6 million, or 18.1% higher than last year's $14.0 million. This increase was attributable mainly to increased sales volumes and a favorable merchandise mix, which resulted in a higher gross margin than last year. Total sales included membership fee income of $13.0 million in the first quarter versus $12.1 million last year.

Operating income at HomeBase was $8.8 million in the first quarter, an increase of 6.0% over last year's $8.3 million. This increase was due to an improvement in HomeBase's SG&A expenses as a percentage of sales, which more than offset a decrease in gross margin that reflected lower average selling margin and a higher provision for inventory shrinkage.

The components of net interest expense were as follows (in thousands):

                                                          Thirteen Weeks Ended
                                                          April 26,  April 27,
                                                            1997       1996
                                                          ---------  ---------
Interest expense on debt                                   $5,199     $4,936
Interest and investment income                               (289)      (519)
                                                            -----      -----
Interest on debt (net)                                      4,910      4,417
Interest on capital leases                                    381        398
                                                            -----      -----
Interest on debt and capital leases (net)                  $5,291     $4,815
                                                            =====      =====

Interest expense on debt was net of capitalized interest of $86,000 this year and $694,000 last year.

The Company's provision for income taxes was 39% of pre-tax income in both this year's and last year's first quarter.

Net income for the first quarter was $10.8 million, or $.32 per share, versus $9.5 million, or $.28 per share, in last year's first quarter.


Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities was $31.5 million in the first quarter this year versus $7.5 million last year. This increase was due primarily to this year's smaller increase in inventories net of accounts payable and to an increase in current income taxes payable. Increases in inventories and accounts payable since the end of the fiscal year were due primarily to normal seasonal requirements.

Cash expended for property additions in the first quarter was $13.7 million this year and $36.8 million in the first quarter of last year. No new stores were opened in this year's first quarter, while one new BJ's and three new HomeBase stores were opened in the comparable period last year.

The Company's capital expenditures are expected to total approximately $115 million in the current fiscal year, based on opening approximately ten new BJ's clubs and two new HomeBase warehouses. BJ's closed a club in the Hartford, Connecticut market in the first quarter and HomeBase expects to close one California warehouse store in the current fiscal year. Eight existing HomeBase warehouses stores are slated for renovation later this year. The timing of actual store openings and renovations and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

The Company recently announced BJ's plans to enter the Cleveland, Ohio market with three or four new clubs in 1998.

The Company has a $150 million credit agreement with a group of banks which includes a $20 million sub-facility for standby letters of credit. At April 26, 1997, $6.3 million of standby letters of credit were outstanding under the sub-facility; the remainder of the line of credit was available for use.

Cash and cash equivalents totaled $33.5 million as of April 26, 1997. The Company believes that, based on its current corporate structure, its existing bank credit agreement, together with anticipated cash flow from operations, would be sufficient to finance its operations into the fiscal year ending January 30, 1999. However, see "Recent Developments" below for information regarding the Company's financing plans in connection with the proposed spin-off of its BJ's Wholesale Club division.


Seasonality
-----------

BJ's sales and operating income have typically been strongest in the Christmas holiday season and lowest in the first quarter of each fiscal year. HomeBase's sales and earnings have typically been lower in the first and fourth quarters of the fiscal year and higher in the second and third quarters, which include the most active season for home construction.


Recent Developments
-------------------

On June 6, 1997, the Company called for redemption on July 7, 1997 all of its outstanding 6.5% Convertible Subordinated Debentures due July 1, 2002. Convertible Debentures in an aggregate principal amount of $106,914,000 were outstanding on June 6, 1997. The Company has entered into a standby purchase agreement with Prudential Securities Incorporated pursuant to which Prudential has agreed, subject to certain conditions, to purchase from the Company up to 2,160,606 shares of the Company's Common Stock; however, Prudential will purchase shares from the Company if, and then only to the extent that, more than $53,474,000 of Convertible Debentures are not duly surrendered for conversion prior to 6:00 p.m., Eastern time, on June 26, 1997.

The Company's 1997 Annual Meeting of Stockholders, at which various proposals relating to the Company's proposed spin-off (the "Distribution") of its BJ's Wholesale Club division will be considered, will be held on July 10, 1997. Assuming stockholder approval of such proposals and subject to certain conditions, including declaration of the distribution of shares of BJ's Wholesale Club, Inc. ("BJI") by the Company's Board of Directors, the Company expects the Distribution would be effected by the end of July 1997.
Following the Distribution, the Company is expected to change its name to "HomeBase, Inc."

The Distribution is conditioned upon a number of other factors, including: (i) BJI and the Company having obtained separate bank credit facilities; (ii) the conversion into common stock or the redemption for cash of the Convertible Debentures and any shares required to be purchased from the Company pursuant to the Standby Purchase Agreement having been issued; and (iii) the repayment by the Company of its outstanding 9.58% senior notes due May 31, 1998 (whose balance was $24 million as of April 26, 1997) and the retirement or defeaseance of the Company's $100 million 11% senior subordinated notes due May 15, 2004. Even if all conditions are satisfied, the Company's Board of Directors has reserved discretion to abandon, defer or modify the Distribution at any time prior to the date on which the Distribution is made. In order to effect the redemption of the Convertible Debentures, the Company must obtain a waiver under, or amend, its existing bank credit agreement.


Forward-Looking Information
---------------------------

This quarterly report on Form 10-Q contains "forward-looking statements," including certain information with respect to the Company's plans and strategy. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, the outcome of the proposed Distribution and related transactions described under "Recent Developments" above and the factors included in the Company's Registration Statement on Form S-3, File No. 333-25511-01 and under the heading "Risk Factors" included in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

PART II.  Other Information
          -----------------


Item 6 -  Exhibits and Reports on Form 8-K
          --------------------------------

            (a)   Exhibits

                  11.0 Statement regarding computation of per share earnings.

                  27.0      Financial Data Schedule


            (b) The Company did not file any reports on Form 8-K with the Securities and Exchange Commission during the quarter ended April 26, 1997.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        WABAN INC.
                                        ----------
                                        (Registrant)





Date:          June 10, 1997            /S/ HERBERT J. ZARKIN
       -----------------------------    ------------------------------
                                        Herbert J. Zarkin
                                        President and
                                        Chief Executive Officer






Date:          June 10, 1997            /S/ EDWARD J. WEISBERGER
       -----------------------------    ------------------------------
                                        Edward J. Weisberger
                                        Senior Vice President and
                                        Chief Financial Officer