Form 10-Q
period 1997-07-26
HOMEBASE INC
filed 1997-09-09
CIK 850316

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For Quarter Ended July 26, 1997
Commission file number 1-10259



                                HOMEBASE, INC.
            (Exact name of Registrant as specified in its charter)


           DELAWARE                                       33-0109661
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)

        3345 Michelson Drive
         Irvine, California                                      92612
(Address of principal executive offices)                       (Zip Code)

                                 (714) 442-5000
              (Registrant's telephone number, including area code)

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

The number of shares of the Registrant's common stock outstanding as of August 23, 1997: 37,586,705

                         PART I. FINANCIAL INFORMATION


                                HOMEBASE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                               Thirteen Weeks Ended
                                                                                  -----------------------------------------------
                                                                                           July 26,             July 27,
                                                                                               1997                 1996
                                                                                  ------------------       --------------

                                                                                      (In Thousands Except Per Share Amounts)
     Net sales                                                                 $            420,404     $        424,271
     Cost of sales, including buying and
        occupancy costs                                                                     327,049              328,602
     Selling, general and administrative expenses                                            73,276               74,666
                                                                                  ------------------       --------------
     Operating income                                                                        20,079               21,003
     Interest on debt and capital leases (net)                                                1,409                2,493
                                                                                  ------------------       --------------
     Income from continuing operations before
        income taxes and extraordinary loss                                                  18,670               18,510
     Provision for income taxes                                                               7,452                7,281
                                                                                  ------------------       --------------
     Income from continuing operations before
        extraordinary loss                                                                   11,218               11,229
     Income from discontinued operations, net
        of income taxes of $11,055 and $9,378                                                12,043               14,383
                                                                                  ------------------       --------------
     Income before extraordinary loss                                                        23,261               25,612
     Extraordinary loss on early extinguishment
        of debt, net of income tax benefit of $5,896                                         (8,663)                   -
                                                                                  ------------------       --------------
     Net income                                                                $             14,598     $         25,612
                                                                                  ==================       ==============


     Net income per common share (see Exhibit 11 for detailed computations):

        Primary earnings per share:
            Income from continuing operations
                before extraordinary loss                                      $               0.31     $           0.34
            Income from discontinued operations                                                0.34                 0.43
                                                                                  ------------------       --------------
            Income before extraordinary loss                                                   0.65                 0.77
            Extraordinary loss                                                                (0.24)                   -
                                                                                  ------------------       --------------
            Net income                                                         $               0.41     $           0.77
                                                                                  ==================       ==============

        Fully diluted earnings per share:
            Income from continuing operations
                before extraordinary loss                                      $               0.30     $           0.31
            Income from discontinued operations                                                0.32                 0.40
                                                                                  ------------------       --------------
            Income before extraordinary loss                                                   0.61                 0.71
            Extraordinary loss                                                                (0.23)                   -
                                                                                  ------------------       --------------
            Net income                                                         $               0.38     $           0.71
                                                                                  ==================       ==============



   The accompanying notes are an integral part of the financial statements.

                                 HOMEBASE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                      Twenty-Six Weeks Ended
                                                                             ---------------------------------------
                                                                                    July 26,                July 27,
                                                                                        1997                    1996
                                                                             ---------------        ----------------
                                                                             (In Thousands Except Per Share Amounts)
Net sales                                                                  $         780,608      $          776,513
Cost of sales, including buying and
   occupancy costs                                                                   609,308                 601,086
Selling, general and administrative expenses                                         144,720                 147,980
                                                                             ----------------       -----------------
Operating income                                                                      26,580                  27,447
Interest on debt and capital leases (net)                                              4,173                   4,949
                                                                             ----------------       -----------------
Income from continuing operations before
   income taxes and extraordinary loss                                                22,407                  22,498
Provision for income taxes                                                             8,918                   8,804
                                                                             ----------------       -----------------
Income from continuing operations before
   extraordinary loss                                                                 13,489                  13,694
Income from discontinued operations, net
   of income taxes of $16,496 and $13,939                                             20,575                  21,433
                                                                             ----------------       -----------------
Income before extraordinary loss                                                      34,064                  35,127
Extraordinary loss on early extinguishment
   of debt, net of income tax benefit of $5,896                                       (8,663)                     -
                                                                             ----------------       -----------------
Net income                                                                 $          25,401      $           35,127
                                                                             ================       =================


Net income per common share (see Exhibit 11 for detailed computations):

   Primary earnings per share:
      Income from continuing operations
         before extraordinary loss                                         $            0.39      $             0.41
      Income from discontinued operations                                               0.60                    0.64
                                                                             ----------------       -----------------
      Income before extraordinary loss                                                  0.99                    1.05
      Extraordinary loss                                                               (0.25)                     -
                                                                             ----------------       -----------------
      Net income                                                           $            0.74      $             1.05
                                                                             ================       =================

   Fully diluted earnings per share:
       Income from continuing operations
           before extraordinary loss                                       $            0.37      $             0.39
       Income from discontinued operations                                              0.56                    0.60
                                                                             ----------------       -----------------
       Income before extraordinary loss                                                 0.93                    0.99
       Extraordinary loss                                                              (0.23)                     -
                                                                             ----------------       -----------------
       Net income                                                          $            0.70      $             0.99
                                                                             ================       =================



The accompanying notes are an integral part of the financial statements.

                                 HOMEBASE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                               July 26,         January 25,           July 27,
                                                                                 1997              1997                 1996
                                                                            -------------      --------------      -------------
                                                                                           (Dollars In Thousands)
   ASSETS
   Current assets:
         Cash and cash equivalents                                        $       13,070     $        16,896    $         5,571
         Marketable securities                                                         -                   -             14,223
         Accounts receivable                                                      34,050              25,261             29,105
         Merchandise inventories                                                 305,295             316,538            316,466
         Current deferred income taxes                                            11,463               9,876             13,044
         Prepaid expenses                                                          5,090               4,975              5,402
         Net current assets of discontinued operations                                 -              62,942             94,207
                                                                            -------------      --------------      -------------
                Total current assets                                             368,968             436,488            478,018
                                                                            -------------      --------------      -------------

   Property at cost:
         Land and buildings                                                      157,019             156,862            152,292
         Leasehold costs and improvements                                         55,907              58,762             53,649
         Furniture, fixtures and equipment                                       135,846             132,409            129,474
                                                                            -------------      --------------      -------------
                                                                                 348,772             348,033            335,415
         Less accumulated depreciation and amortization                          104,644              98,998             93,839
                                                                            -------------      --------------      -------------
                                                                                 244,128             249,035            241,576
                                                                            -------------      --------------      -------------
   Property under capital leases                                                   9,695              10,213             10,879
         Less accumulated amortization                                             3,839               4,123              4,500
                                                                            -------------      --------------      -------------
                                                                                   5,856               6,090              6,379
                                                                            -------------      --------------      -------------
   Property held for sale (net)                                                        -                   -                 59
   Deferred income taxes                                                           8,882              11,300             12,880
   Other assets                                                                   10,140               4,632              4,570
   Net noncurrent assets of discontinued operations                                    -             360,746            341,749
                                                                            -------------      --------------      -------------
                Total assets                                              $      637,974     $     1,068,291    $     1,085,231
                                                                            =============      ==============      =============
   LIABILITIES
   Current liabilities:
         Current installments of long-term debt                           $           69     $        12,474    $        12,862
         Accounts payable                                                        113,663              84,903            115,188
         Restructuring reserve                                                     2,932               2,799              4,257
         Accrued expenses and other current liabilities                           62,134              69,058             74,049
         Accrued federal and state income taxes                                   (1,096)             (8,768)             4,134
         Obligations under capital leases due within one year                        181                 180                260
                                                                            -------------      --------------      -------------
                Total current liabilities                                        177,883             160,646            210,750
                                                                            -------------      --------------      -------------
   Real estate debt                                                                  415                 450                484
   General corporate debt                                                         24,000              12,000             12,000
   Senior subordinated debt                                                        6,637             100,000            100,000
   Convertible subordinated debt                                                       -             108,568            108,600
   Obligations under capital leases, less portion
         due within one year                                                       8,778               8,876              8,959
   Noncurrent restructuring reserve                                                9,135              10,738             15,583
   Other noncurrent liabilities                                                   37,579              35,088             39,490

   STOCKHOLDERS' EQUITY
   Common stock, par value $.01, authorized 190,000,000
         shares, issued 37,484,937, 33,269,537 and
         33,270,685 shares                                                           375                 333                333
   Additional paid-in capital                                                    373,172             329,719            329,341
   Unrealized holding losses                                                           -                   -                 (5)
   Retained earnings                                                                   -             311,873            270,340
   Treasury stock, at cost,  0, 528,596 and 562,649 shares                             -             (10,000)           (10,644)
                                                                            -------------      --------------      -------------
                Total stockholders' equity                                       373,547             631,925            589,365
                                                                            -------------      --------------      -------------
                Total liabilities and stockholders' equity                $      637,974     $     1,068,291      $   1,085,231
                                                                            =============      ==============      =============

   The accompanying notes are an integral part of the financial statements.

                                HOMEBASE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                Twenty-Six Weeks Ended
                                                                         -----------------------------------
                                                                             July 26,              July 27,
                                                                                 1997                  1996
                                                                         -------------         -------------
                                                                                   (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations                                     $      13,489         $      13,694
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
        Depreciation and amortization of property                              12,023                11,120
        (Gain) loss on property disposals                                        (116)                  678
        Amortization of premium on marketable securities                            -                   116
        Other noncash items (net)                                                 663                   436
        Deferred income taxes                                                     831                 2,639
        Increase (decrease) in cash
           due to changes in:
              Accounts receivable                                              (8,789)                 (826)
              Merchandise inventories                                          11,243               (17,668)
              Prepaid expenses                                                   (115)               (1,379)
              Other assets                                                     (1,420)                 (100)
              Accounts payable                                                 28,760                 8,340
              Restructuring reserves                                           (1,530)               (7,958)
              Accrued expenses                                                 (3,081)                  592
              Accrued income taxes                                              7,672                 5,465
              Other noncurrent liabilities                                      2,491                 2,830
                                                                         -------------         -------------
     Net cash provided by operating activities of:
                  Continuing operations                                        62,121                17,979
                  Discontinued operations                                       7,455                26,565
                                                                         -------------         -------------
     Net cash provided by operating activities                                 69,576                44,544
                                                                         -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                                            (7,694)              (20,873)
  Sale of marketable securities                                                     -                23,694
  Maturity of marketable securities                                                 -                 3,140
  Property additions                                                           (8,555)              (30,523)
  Property disposals                                                              309                 4,416
                                                                         -------------         -------------
     Net cash used in investing activities of:
              Continuing operations                                           (15,940)              (20,146)
              Discontinued operations                                         (23,269)              (37,236)
                                                                         -------------         -------------
     Net cash used in investing activities                                    (39,209)              (57,382)
                                                                         -------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of long-term debt                                                 24,000                     -
  Repayment of long-term debt                                                (130,712)              (12,406)
  Repayment of capital lease obligations                                          (97)                 (232)
  Purchase of treasury stock                                                        -               (11,392)
  Proceeds from sale and issuance of common stock                               7,984                10,423
  Cash paid to BJ's Wholesale Club, Inc. in spin-off                           (5,000)                    -
                                                                         -------------         -------------
     Net cash provided by (used in) financing activities of:
                Continuing operations                                        (103,825)              (13,607)
                Discontinued operations                                        71,935                  (139)
                                                                         -------------         -------------
     Net cash used in financing activities                                    (31,890)              (13,746)
                                                                         -------------         -------------
     Net decrease in cash and cash equivalents                                 (1,523)              (26,584)
     Cash and cash equivalents at beginning of year                            14,593                32,155
                                                                         -------------         -------------

     Cash and cash equivalents at end of period                         $      13,070         $       5,571
                                                                         =============         =============
Supplemental cash flow information:
  Interest paid                                                         $       9,251         $      10,450
  Income taxes paid                                                            29,550                21,307
Noncash financing and investing activities:
  Treasury stock issued for compensation plans                                  4,031                 9,815
  Conversion of long-term debt for stock (net)                                107,061                     -

The accompanying notes are an integral part of the financial statements.

                                HOMEBASE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                  (In Thousands Except Per Share Amounts)
                                    ------------------------------------------------------------------------------------------------
                                       Common           Additional      Unrealized                                        Total
                                       Stock             Paid-In        Holding         Retained        Treasury      Stockholders'
                                    Par Value $.01       Capital       Gains (Losses)   Earnings          Stock           Equity
                                    ---------------  ---------------- ---------------  ------------  ---------------- --------------
Balance, January 27, 1996             $        333   $     328,619     $        22   $      235,213   $    (9,067)   $     555,120
     Net income                                  -               -               -           35,127             -           35,127
     Unrealized holding losses                   -               -             (27)               -             -              (27)
     Purchase of treasury stock                  -               -               -                -       (11,392)         (11,392)
     Sale and issuance of
        common stock                             -             722               -                -         9,815           10,537
                                      -------------    -------------    ----------    -------------    ----------      -----------
Balance, July 27, 1996                $        333   $     329,341     $        (5)  $      270,340   $   (10,644)   $     589,365
                                      =============   =============     ==========    =============    ==========      ===========


Balance, January 25, 1997             $        333   $     329,719     $         -   $      311,873   $   (10,000)   $     631,925
     Net income                                  -               -               -           25,401             -           25,401
     Sale and issuance of
        common stock                             2           4,165               -                -         4,031            8,198
     Conversion of 6.5%
        debentures                              40         101,052               -                -         5,969          107,061
     Equity transfer in spin-off
        of BJ's Wholesale
        Club, Inc.                               -         (61,764)              -         (337,274)            -         (399,038)
                                      -------------    -------------    ----------    -------------    ----------      -----------
Balance, July 26, 1997                $        375   $     373,172  $            -   $            -   $         -    $     373,547
                                      =============    =============   ===========    =============    ==========      ===========



The accompanying notes are an integral part of the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. As of July 26, 1997, HomeBase, Inc. (the "Company"), formerly known as Waban Inc. ("Waban"), transferred all of the net assets of its BJ's Wholesale Club division to BJ's Wholesale Club, Inc. ("BJI"), a wholly-owned subsidiary. BJI's net assets totaled $399.0 million, including the Company's contribution of $101.4 million to BJI's equity through forgiveness of its intercompany debt.

On July 28, 1997, the Company distributed to its stockholders of record on July 18, 1997 on a pro rata basis all of the outstanding common stock of BJI (the "Distribution").

2. The financial statements for all periods presented have been restated to present the BJ's Wholesale Club division as a discontinued operation. Corporate interest expense was allocated to discontinued operations based on the ratio of BJ's net assets to the sum of consolidated net assets plus consolidated debt. Income from discontinued operations in the quarterly and year-to-date periods ended July 26, 1997 also included transaction costs of $5.0 million (net of tax) incurred in connection with the Distribution. The assets and liabilities of the BJ's Wholesale Club division, which have been reclassified in the balance sheets of prior periods for comparative purposes as net current and noncurrent assets, consist primarily of merchandise inventories, property and equipment, accounts payable and accrued expenses.

Operating results of discontinued operations included the following (in thousands):

                                                   Thirteen Weeks Ended               Twenty-Six Weeks Ended
                                                  -----------------------           --------------------------
                                                   July 26,      July 27,             July 26,        July 27,
                                                    1997          1996                  1997            1996
                                                  ---------     ---------           ------------    ----------
Total revenues                                     $785,455      $733,688            $1,464,402     $1,356,076
                                                  =========     =========           ============    ==========
Income before income taxes                         $ 23,098      $ 23,761            $   37,071     $   35,372
Provision for income taxes                           11,055         9,378                16,496         13,939
                                                  ---------     ---------           ------------    ----------
Net income                                         $ 12,043      $ 14,383            $   20,575     $   21,433
                                                  =========     =========           ============    ==========

3. During the quarter ended July 26, 1997, $106.7 million of the Company's 6.5% convertible subordinated debentures were converted into common stock and the remaining $.2 million were redeemed for cash. During July 1997, the Company repaid all of its 9.58% senior notes due May 31, 1998 totaling $12.0 million, and, pursuant to a tender offer, $93.4 million of its 11% senior subordinated notes due May 15, 2004. Results for the quarterly and year-to-date periods ended July 26, 1997 included an extraordinary loss of $8.7 million for the after-tax cost of the early extinguishment of Company debt.

A total of $6.6 million of the Company's senior subordinated notes remains outstanding, which the Company intends to call and repay on May 15, 1999. The Company has defeased these notes by purchasing and depositing in escrow with the trustee of the notes $7.7 million of U.S. Treasury securities, which are included in other assets on the balance sheet.

4. The results for the first six months are not necessarily indicative of results for the full fiscal year because, among other things, the Company's business is subject to seasonal influences. Sales and profits have typically been lower in the first and fourth quarters of the fiscal year and higher in the second and third quarters, which include the most active season for home construction.

5. The interim financial statements are unaudited and reflect all normal recurring adjustments considered necessary by the Company for a fair presentation of its financial statements in accordance with generally accepted accounting principles.

6. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 25, 1997.

7. The Company's Board of Directors approved the termination of the Waban Inc. Retirement Plan effective July 26, 1997. However, in accordance with generally accepted accounting principles, the additional cost to terminate the Plan is not recognized until the Plan termination is settled. Prior to the Distribution, the Company contributed to the Plan amounts sufficient to make the Plan's assets equal to its estimated termination liabilities, based on actuarial projections. The Company's share of these amounts is included in prepaid expenses on its balance sheet. The Company expects to record a post-tax charge applicable to its Plan participants of approximately $.5 million in the fourth quarter of the current fiscal year or in the first quarter of the following year, when the Plan termination is settled.

8. The Company operated 84 warehouse stores on July 26, 1997 versus 82 warehouse stores on July 27, 1996.

9. Certain amounts in the prior year's financial statements have been reclassified for comparative purposes.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations



Thirteen Weeks (Second Quarter) and Twenty-Six Weeks (Six Months) Ended July 26, 1997 versus Thirteen and Twenty-Six Weeks Ended July 27, 1996.

Forward-Looking Information
- ---------------------------

This report contains "forward-looking statements," including statements regarding expected expenses to be incurred by the Company after the Distribution, planned capital expenditures, certain charges expected to be incurred in connection with the termination of the Waban Inc. Retirement Plan and other information with respect to the Company's plans and strategies. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause actual events or the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, the success of the Company's management team in transitioning the Company to its status as a stand-alone entity operating a single business, general economic conditions prevailing in the Company's markets, competition and the other factors included in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the heading "Risk Factors".

Spin-off of BJ's Wholesale Club, Inc.
- -------------------------------------

As of July 26, 1997, HomeBase, Inc. (the "Company"), formerly known as Waban Inc., transferred all of the net assets of its BJ's Wholesale Club division to BJ's Wholesale Club, Inc. ("BJI"). On July 28, 1997, the Company distributed to its stockholders on a pro rata basis all of the outstanding common stock of BJI (the "Distribution"). The financial statements for all periods presented have been restated to present the BJ's Wholesale Club division as a discontinued operation. Income from discontinued operations in the quarterly and year-to-date periods ended July 26, 1997 also included transaction costs of $5.0 million (net of tax) incurred in connection with the Distribution. The discussion which follows pertains to the continuing operations of the Company unless otherwise noted.

Results of Operations
- ---------------------

Net sales for the second quarter ended July 26, 1997 were $420.4 million, down 0.9% from $424.3 million in last year's second quarter. Sales for the first half of the year totaled $780.6 million, or 0.5% higher than last year's comparable period. Comparable store sales declined 3.1% from last year in the quarter and 2.2% in the year-to-date period. Comparisons were affected by weather conditions that boosted sales in seasonal categories in June of last year and negatively impacted sales in July this year. In addition, a special credit card promotion during last year's second quarter was not repeated this year.

Cost of sales (including buying and occupancy costs) as a percentage of sales was 77.8% in the second quarter versus 77.5% in the comparable period last year. For the first six months, the cost of sales percentage was 78.1% versus 77.4% last year. These increases were due to a combination of slightly lower average selling margins, an increased provision for inventory shrinkage and somewhat higher buying and occupancy costs as a percentage of sales.

Selling, general and administrative ("SG&A") expenses were 17.4% of sales in the second quarter versus 17.6% in last year's comparable period. Year-to-date SG&A expenses were 18.5% of net sales this year versus 19.1% last year. These decreases were due mainly to tight control of operating expenses and lower net advertising costs resulting from increased usage of cooperative advertising. SG&A expenses include corporate administrative expenses of $2.0 million in both this year's and last year's second quarter and $4.2 million in this year's first half versus $3.8 million in the same period last year. However, going forward, the Company's corporate administrative expenses are expected to be lower than historical corporate administrative expenses.

The components of consolidated net interest expense were as follows (in thousands):

                                                    Thirteen Weeks Ended             Twenty-Six Weeks Ended
                                                    --------------------             ----------------------
                                                   July 26,        July 27,          July 26,        July 27,
                                                     1997            1996              1997            1996
                                                     ----            ----              ----            ----
Interest expense on debt                            $ 3,022         $4,815            $8,221         $9,751
Interest and investment income                         (995)          (657)           (1,284)        (1,176)
                                                   --------       --------            ------         ------
Interest on debt (net)                                2,027          4,158             6,937          8,575
Interest on capital leases                              379            393               760            791
                                                  ---------      ---------          --------       --------
Interest on debt and capital leases (net)             2,406          4,551             7,697          9,366
Less: interest allocated to discontinued
   operations                                          (997)        (2,058)           (3,524)        (4,417)
                                                   --------        -------            ------         ------
Net interest - continuing operations                 $1,409         $2,493            $4,173         $4,949
                                                    =======        =======            ======         ======


Consolidated interest expense was net of capitalized interest of $210,000 in this year's second quarter and $296,000 year-to-date. Capitalized interest for continuing operations in the quarterly and year-to-date periods was $6,000 and $12,000, respectively. Last year's consolidated capitalized interest was $615,000 in the second quarter and $1,309,000 in the first six months. Of these amounts, $244,000 and $698,000, respectively, applied to continuing operations. The decrease from last year in consolidated interest on debt was due principally to the conversion of the Company's 6.5% convertible subordinated debentures into common stock.

The year-to-date provision rate for income taxes was 39.8% this year versus 39.1% last year.

Income from continuing operations before extraordinary loss was $11.2 million, or $.30 per share, fully diluted, for the quarter ended July 26, 1997 versus $11.2 million, or $.31 per share, in the same period last year. Income from continuing operations before extraordinary loss for the six months ended July 26, 1997 was $13.5 million, or $.37 per share, fully diluted, versus $13.7 million, or $.39 per share last year. Income from continuing operations included all of the corporate overhead expenses incurred by Waban prior to the Distribution and an allocation of Waban's historical interest expense. As a result of the Distribution, the conversion of Waban's convertible subordinated debt into common stock, and the refinancing of $112 million of other indebtedness, income from continuing operations through July 26, 1997 does not accurately reflect the Company's expense structure after the Distribution.

Presented below are tables that recast income from continuing operations on a pro forma basis to reflect the estimated effects of the Distribution, which include reductions in administrative expenses and interest costs. On this pro forma basis, income from continuing operations for the quarter ended July 26, 1997 was $11.9 million, or $.31 per share, compared to $12.4 million, or $.33 per share, in the second quarter of 1996, and income from continuing operations for the six months ended July 26, 1997 was $15.7 million, or $.41 per share, compared to $15.9 million, or $.42 per share, for the first half of fiscal 1996.

The following unaudited pro forma financial information for the ten quarters ended July 26, 1997, based on management's good faith estimate of what HomeBase's operating performance would have been as a stand-alone corporation, is provided for comparative analytical purposes only. Selling, general, and administrative expenses reflect a pro forma estimate of costs that HomeBase, Inc. would have incurred related to corporate overhead activities performed by the Waban corporate staff. These costs, estimated at $5.5 million in the fiscal year ended January 1996 and $5.8 million in the fiscal years ended January 1997 and ending January 1998, have been allocated evenly between quarters. Pro forma interest expense for all periods assumes that the capital structure that was established immediately after the Distribution had been in place for all periods presented. The components of interest expense are capital lease interest, mortgage interest, and credit agreement costs, all of which have been spread evenly by quarter, and bank borrowing interest expense, which has been spread to reflect the typical seasonal requirements of the business. The average estimated draw under the revolving credit facility is assumed to be $23 million. These unaudited financial data do not purport to represent the actual changes in the historical cash/borrowing position. The provision for income taxes is estimated at 39.8%. The number of shares used in the calculation of earnings per share is
37.9 million for all periods shown. All pro forma adjustments are based upon available information and assumptions that management in good faith believes are reasonable under the circumstances. This information does not purport to represent what the results of operations of the Company would have actually been if the Distribution had in fact been consummated in prior periods or at any future date or what the results of operations of the Company will be for any future period.

                                HomeBase, Inc.
                             Operating Performance
             Pro Forma as a Stand-Alone Public Company (Unaudited)
                   (In Thousands, except Per Share Amounts)


                                                     Fiscal Year 1/98
                                                     ----------------
                                                      Q1          Q2
                                                     -----      -----
Sales                                              $360,204     $420,404
Cost of sales, including buying and
     occupancy costs                                282,259      327,049
Selling, general and administrative
     expenses                                        70,642       72,768
                                                   --------     --------
Operating income                                      7,303       20,587
Interest on debt and capital leases, net              1,012          853
Provision for income taxes                            2,504        7,854
                                                   --------     --------
Net income from continuing operations              $  3,787     $ 11,880
                                                   ========     ========
Earnings per share from continuing
     operations                                    $   0.10     $   0.31
                                                   ========     ========


                                                                          Fiscal Year 1/97
                                                  -----------------------------------------------------------------
                                                     Q1           Q2            Q3           Q4        Full Year
                                                  --------    ----------    ----------   ---------   --------------
Sales                                             $352,242     $424,271      $366,410     $309,773      $1,452,696
Cost of sales, including buying and
     occupancy costs                               272,484      328,602       287,973      247,938       1,136,997
Selling, general and administrative
     expenses                                       72,953       74,181        67,878       61,363         276,375
                                                  --------     --------      --------     --------      ----------
Operating income                                     6,805       21,488        10,559          472          39,324
Interest on debt and capital leases, net             1,012          853           771        1,153           3,789
Provision for income taxes                           2,306        8,213         3,896         (272)         14,143
                                                  --------     --------      --------     --------      ----------
Net income from continuing operations             $  3,487     $ 12,422      $  5,892     $   (409)     $   21,392
                                                  ========     ========      ========     ========      ==========
Earnings per share from continuing
     operations                                   $   0.09     $   0.33      $   0.16     $  (0.01)     $     0.56
                                                  ========     ========      ========     ========      ==========


                                                                         Fiscal Year 1/96
                                                  -----------------------------------------------------------------
                                                     Q1           Q2            Q3           Q4        Full Year
                                                  --------    ----------    ----------   ---------   --------------
Sales                                             $353,349     $419,511      $361,564     $314,352      $1,448,776
Cost of sales, including buying and
     occupancy costs                               273,406      324,258       282,779      244,017       1,124,460
Selling, general and administrative
     expenses                                       71,808       72,154        66,807       63,285         274,054
                                                  --------     --------      --------     --------      ----------
Operating income                                     8,135       23,099        11,978        7,050          50,262
Interest on debt and capital leases, net             1,012          853           771        1,153           3,789
Provision for income taxes                           2,835        8,854         4,460        2,347          18,496
                                                  --------     --------      --------     --------      ----------
Net income from continuing operations             $  4,288     $ 13,392      $  6,747     $  3,550      $   27,977
                                                  ========     ========      ========     ========      ==========
Earnings per share from continuing
     operations                                   $   0.11     $   0.35      $   0.18     $   0.09      $     0.74
                                                  ========     ========      ========     ========      ==========

Income from discontinued operations, which includes the net income of the BJ's Wholesale Club division reduced by $5.0 million of transaction costs incurred in connection with the Distribution, was $12.0 million for the second quarter and $20.6 million for the six months ended July 26, 1997. Income from discontinued operations reported for periods in 1996, which includes only the net income of the BJ's Wholesale Club division, was $14.4 million for the second quarter and $21.4 million for the half.

The quarterly and year-to-date results reported for 1997 include an extraordinary loss of $8.7 million after-tax for the cost of retiring the Company's senior debt and senior subordinated debt in July.

Net income for the second quarter ended July 26, 1997 was $14.6 million, or $.38 per share, fully diluted, versus $25.6 million, or $.71 per share, in the second quarter of last year. Net income for the six months ended July 26, 1997 was $25.4 million, or $.70 per share, fully diluted, versus $35.1 million, or $.99 per share, in 1996.

The Company's Board of Directors approved the termination of the Waban Inc. Retirement Plan effective July 26, 1997. However, in accordance with generally accepted accounting principles, the additional cost to terminate the Plan is not recognized until the Plan termination is settled. Prior to the Distribution, the Company contributed to the Plan amounts sufficient to make the Plan's assets equal to its estimated termination liabilities, based on actuarial projections. The Company's share of these amounts is included in prepaid expenses on its balance sheet. The Company expects to record a post-tax charge applicable to its Plan participants of approximately $.5 million in the fourth quarter of the current fiscal year or in the first quarter of the following fiscal year, when the Plan termination is settled.

The Company's business is subject to seasonal influences. Sales and profits have typically been lower in the first and fourth quarters of the fiscal year and higher in the second and third quarters, which include the most active season for home construction.

Liquidity and Capital Resources
- -------------------------------

Net cash provided by income from continuing operations plus depreciation in this year's first six months was $25.5 million versus $24.8 million in last year's comparable period. Net cash provided by operating activities of continuing operations for the six month period was $62.1 million this year and $18.0 million last year. The increase this year was attributable mainly to a lower accounts payable-to-inventory ratio at the beginning of this year as compared to the beginning of last year.

Year-to-date capital expenditures for property additions for continuing operations was $8.6 million this year versus $30.5 million in the same period last year. During the first half of this year, the Company opened one new warehouse store and closed one warehouse store whose lease had expired. Last year the Company opened three new warehouse stores and relocated one store in the first half. The Company's capital expenditures are expected to total approximately $30 million to $35 million in the current fiscal year, based on opening one additional new warehouse store and renovating eight existing stores. The timing of actual store openings and renovations and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

During the quarter ended July 26, 1997, the Company called for redemption its 6.5% convertible subordinated debentures totaling $106.9 million, virtually all of which were converted to common stock. The Company also repaid its 9.58% senior notes totaling $12.0 million and $93.4 million of its 11% senior subordinated notes and replaced this debt with $96 million of borrowings under its existing bank credit agreement. $72 million of these borrowings were assumed by BJ's Wholesale Club, Inc. and, therefore, are included in net noncurrent assets of discontinued operations. $24 million remained on the Company's balance sheet as general corporate debt on July 26, 1997. A total of $6.6 million of the Company's senior subordinated notes remains outstanding, which the Company intends to call and repay on May 15, 1999. The Company has defeased these notes by purchasing and depositing in escrow with the trustee of the notes $7.7 million of U.S. Treasury securities, which are included in other assets on the balance sheet. The Distribution reduced stockholders' equity by $399.0 million, which was charged to available retained earnings and to additional paid-in capital.

In July the Company entered into a new $125 million credit agreement with a group of banks which expires July 9, 2000. This agreement replaced the Company's $150 million credit facility which was scheduled to expire March 30, 1999, but was terminated immediately following the Distribution. The new agreement includes a $40 million sub-facility for letters of credit. The Company is required to pay an annual facility fee which is currently 0.30% of the total commitment. Interest on borrowings is payable at the Company's option either at
(a) the Eurodollar rate plus a margin, which is currently 1.20% or (b) the agent bank's prime rate plus, under certain circumstances, a margin. The facility fee and borrowing margins are subject to adjustment based upon the Company's fixed charge coverage ratio. The credit facility is subject to certain covenants which include minimum tangible net worth and fixed charge coverage requirements and a maximum funded debt-to-capital limitation, and prohibit the payment of cash dividends. The Company is required to cause the credit facility to become secured if its fixed charge coverage ratio falls below a designated level. The Company also maintains a separate credit line for letters of credit in the amount of $20 million.

Cash and cash equivalents totaled $13.1 million as of July 26, 1997. The Company expects that its current resources, including the bank credit agreement, together with anticipated cash flow from operations, will be sufficient to finance its operations through January 30, 1999. However, the Company may from time to time seek to obtain additional financing.

                           PART II. OTHER INFORMATION


Item 2 - Changes in Securities
         ---------------------

              (c) During the quarter ending July 26, 1997, the Company issued 606 shares of Common Stock upon conversion of $15,000 aggregate principal amount of its 6 1/2% Convertible Subordinated Debentures due June 1, 2002 in reliance upon the exemption from registration set forth in Section 3(a)(9) of the Securities Act. No underwriters were engaged in connection with such issuances. The Company did not sell any other equity securities during the quarter ended July 26, 1997 that were not registered under the Securities Act.

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     At the 1997 Annual Meeting of Stockholders of the Company (the "Annual Meeting") held on July 10, 1997, the following matters were acted upon by the stockholders of the Company:

     1. Approval of the distribution (the "Distribution") in the form of a tax-free special dividend to all holders of the Company's Common Stock, on a one-for-one basis, of all outstanding shares of Common Stock of BJ's Wholesale Club, Inc. and the associated stockholders' rights;

     2. Approval of an amendment (the "Charter Amendment") to the Company's Certificate of Incorporation to change the Company's name to "HomeBase, Inc.";

     3. Approval of an amendment to the Company's 1989 Stock Incentive Plan ("1989 Plan") to increase by 1,500,000 shares the number of shares of Common Stock available for issuance thereunder and the continuance of the 1989 Plan as amended;

     4.  Approval of the Company's 1997 Stock Incentive Plan ("1997 Plan");

     5. Approval of the BJ's Wholesale Club, Inc. 1997 Replacement Stock Incentive Plan ("BJI Replacement Plan");

     6. Approval of the BJ's Wholesale Club, Inc. 1997 Stock Incentive Plan ("BJI 1997 Plan");

     7. Approval of the BJ's Wholesale Club, Inc. Management Incentive Plan ("BJI MIP");

     8. Approval of the BJ's Wholesale Club, Inc. Growth Incentive Plan ("BJI GIP");

     9. Approval of the BJ's Wholesale Club, Inc. 1997 Director Stock Option Plan ("BJI Director Plan"); and

     10. The election of Kerry L. Hamilton, Arthur F. Loewy and Edward J. Weisberger as directors for the ensuing three years.

     The number of shares of Common Stock outstanding and entitled to vote at the Annual

Meeting was 32,894,749. The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, were S. James Coppersmith, Allyn L. Levy, Thomas J. Shields, Lorne R. Waxlax and Herbert J. Zarkin. The results of the voting on each of the matters presented to stockholders at the Annual Meeting are set forth below:



                                          Votes         Votes         Votes                          Broker
                                           For        Withheld       Against      Abstentions       Non-Votes
                                           ---        --------       -------      -----------       ---------
Approval of
Distribution                           23,059,734        N/A           13,873       44,558         2,168,501

Approval of Charter
Amendment                              23,293,901        N/A           19,631       48,478         1,984,654

Approval of Amendment
to 1989 Plan                           19,974,153        N/A        3,069,353       74,657         2,168,501

Approval of 1997 Plan                  20,312,639        N/A        2,729,395       75,529         2,168,501

Approval of BJI 1997
Replacement Plan                       20,447,377        N/A        2,590,931       79,855         2,168,501

Approval of BJI 1997 Plan              20,466,852        N/A        2,573,250       78,061         2,168,501

Approval of BJI MIP                    22,280,457        N/A          754,527       83,179         2,168,501

Approval of BJI GIP                    22,252,479        N/A          788,493       77,191         2,168,501

Approval of BJI
Director Plan                          22,174,922        N/A          864,724       78,457         2,168,501

Election of Directors:

Kerry L. Hamilton                      24,938,319      348,345          N/A           N/A             N/A
Arthur F. Loewy                        24,938,319      348,345          N/A           N/A             N/A
Edward J. Weisberger                   24,938,319      348,345          N/A           N/A             N/A

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

          (a)       Exhibits

          3.1 Amended and Restated Certificate of Incorporation is incorporated herein by reference to the Company's Registration Statement on Form S-8, dated July 30, 1997 (Commission File No. 333-32473)
          3.2 By-Laws, as amended, is incorporated herein by reference to the Company's Registration Statement on Form S-8, dated July 30, 1997 (Commission File No. 333-32473)

          10.1a Amendment No. 1 to Distribution Agreement dated as of May 1,
                1989 between the Company and Zayre Corp.
          10.2  HomeBase, Inc. 1989 Stock Incentive Plan, as amended
          10.7  Employment Agreement, dated as of July 28, 1997 with Herbert
                J. Zarkin
          10.9  Employment Agreement, dated as of July 28, 1997 with Edward
                J. Weisberger
          10.12 Form of Change of Control Severance Agreement between the Company and officers of the Company
          10.17 HomeBase, Inc. 1997 Stock Incentive Plan
          10.18 Employment Agreement, dated as of July 28, 1997 with Thomas
                F. Gallagher
          10.19 Employment Agreement, dated as of July 28, 1997 with Scott Richards
          10.20 Employment Agreement, dated as of July 28, 1997 with William
                B. Langsdorf
          10.21 Credit Agreement, dated as of July 9, 1997 among the Company and certain banks
          10.22 Separation and Distribution Agreement, dated as of July 10, 1997, between the Company and BJ's Wholesale Club, Inc. is incorporated herein by reference to the Company's Current Report on Form 8-K, dated July 28, 1997 (Commission File No. 1-10259)
          10.23 Services Agreement, dated as of July 28, 1997, between the Company and BJ's Wholesale Club, Inc. is incorporated herein by reference to the Company's Current Report on Form 8-K, dated July 28, 1997 (Commission File No. 1-10259)
          10.24 Tax Sharing Agreement, dated as of July 28, 1997, between the Company and BJ's Wholesale Club, Inc. is incorporated herein by reference to the Company's Current Report on Form
                8-K, dated July 28, 1997 (Commission File No. 1-10259)
          10.25 Employee Benefits Agreement, dated as of July 28, 1997, between the Company and BJ's Wholesale Club, Inc. is incorporated herein by reference to the Company's Current
                Report on Form 8-K, dated July 28, 1997 (Commission File No. 1-10259)
          11.0  Statement regarding computation of per share earnings
          27.0  Financial Data Schedule

          (b)   Reports on Form 8-K

                The Company filed the following Current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended July 26, 1997:

          (1) Current Report on Form 8-K, dated June 6, 1997, filing as an exhibit thereto the Standby Purchase Agreement, dated as of June 6, 1997, by and among the Company, BJ's Wholesale Club, Inc. and Prudential Securities Incorporated.

          (2) Current Report on Form 8-K, dated June 16, 1997, presenting updated pro forma financial data for each of the Company and BJ's Wholesale Club, Inc. for the quarter ended April 26, 1997, illustrating the estimated effects of the Distribution and certain related transactions.

          (3) Current Report on Form 8-K, dated June 18, 1997, filing as an exhibit thereto the Company's press release dated June 18, 1997, relating to the commencement by the Company of a tender offer in respect of its 11% Senior Subordinated Notes Due May 15, 2004.

          (4) Current Report on Form 8-K, dated June 27, 1997, presenting certain financial information regarding BJ's Wholesale Club, Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          HOMEBASE, INC.
                                          ----------------------------
                                          (Registrant)





Date:        September 9, 1997            /s/ ALLAN P. SHERMAN
       ---------------------------        ----------------------------
                                          Allan P. Sherman
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)






Date:        September 9, 1997            /s/ WILLIAM B. LANGSDORF
       ---------------------------        ------------------------
                                          William B. Langsdorf
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)