Form 10-Q
period 1997-10-25
HOMEBASE INC
filed 1997-12-09
CIK 850316

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                -------------

                                  FORM 10-Q


                               QUARTERLY REPORT
                      PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                             Commission File Number
      October 25, 1997                                          1-10259


                                  HOMEBASE, INC.
                              (Formerly Waban Inc.)
              (Exact name of Registrant as specified in its charter)


                   DELAWARE                                    33-0109661
(State or other jurisdiction of incorporation or             (I.R.S. Employer
                 organization)                              Identification No.)

             3345 Michelson Drive
                  Irvine, CA                                       92612
        (Address of principal executive                          (ZipcCode)

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

At November 21, 1997, there were 37,594,036 shares outstanding.

Part 1. FINANCIAL INFORMATION

                                                      HOMEBASE, INC.
                                                  (Formerly Waban Inc.)
                                             CONSOLIDATED STATEMENTS OF INCOME
                                         (In Thousands Except Per Share Amounts)
                                                       (Unaudited)


                                                                    13 Weeks Ended                    39 Weeks Ended
----------------------------------------------------------- --------------------------- ----------------------------------
                                                             October 25,      October 26,      October 25,   October 26,
                                                                 1997             1996            1997           1996
----------------------------------------------------------- --------------- ----------------- -------------- -------------

Net sales                                                    $   368,432      $  366,410        $1,149,040    $ 1,142,923

Cost of sales, including buying and occupancy costs              289,527         287,973           898,835        889,059
----------------------------------------------------------- --------------- ----------------- -------------- -------------
Gross profit                                                      78,905          78,437           250,205        253,864

Selling, general and administrative expenses                      68,635          68,281           213,355        216,261

Store closures and other charges                                  27,000               -            27,000              -
----------------------------------------------------------- --------------- ----------------- -------------- -------------
Operating income (loss)                                          (16,730)         10,156             9,850         37,603

Interest on debt and capital leases, net                             355           2,711             4,528          7,660
----------------------------------------------------------- --------------- ----------------- -------------- -------------
Income (loss) from continuing operations before
income taxes and extraordinary loss                              (17,085)          7,445             5,322         29,943

Provision (benefit) for income taxes                              (6,797)          3,039             2,121         11,843
----------------------------------------------------------- --------------- ----------------- -------------- -------------
Income (loss) from continuing operations before
  extraordinary loss                                             (10,288)          4,406             3,201         18,100

Income from discontinued operations, net of
income taxes of $0, $7,787, $16,496 and $21,276                        -          11,620            20,575         33,053
----------------------------------------------------------- --------------- ----------------- -------------- -------------
Income (loss) before extraordinary loss                          (10,288)         16,026            23,776         51,153

Extraordinary loss on early extinguishment of debt,
  net of income tax benefit of $5,896                                  -               -            (8,663)             -
----------------------------------------------------------- --------------- ----------------- -------------- -------------
Net income (loss)                                            $   (10,288)     $   16,026        $   15,113    $    51,153
=========================================================== =============== ================= ============== =============


Primary earnings (loss) per share:
   Income (loss) from continuing operations before
    extraordinary loss                                       $     (0.27)     $     0.13        $     0.09    $      0.55
   Income from discontinued operations                                 -            0.36              0.57           0.99
----------------------------------------------------------- --------------- ----------------- -------------- -------------
   Income (loss) before extraordinary loss                         (0.27)           0.49              0.66           1.54
   Extraordinary loss                                                  -               -             (0.24)             -
----------------------------------------------------------- --------------- ----------------- -------------- -------------
   Net income (loss)                                         $     (0.27)     $     0.49        $     0.42    $      1.54
=========================================================== =============== ================= ============== =============

Fully diluted earnings (loss) per share:
   Income (loss) from continuing operations before
    extraordinary loss                                       $     (0.27)     $     0.13        $     0.09    $      0.54
   Income from discontinued operations                                 -            0.33              0.57           0.90
----------------------------------------------------------- --------------- ----------------- -------------- -------------
   Income (loss) before extraordinary loss                         (0.27)           0.46              0.66           1.44
   Extraordinary loss                                                  -               -             (0.24)             -
----------------------------------------------------------- --------------- ----------------- -------------- -------------
   Net income (loss)                                         $     (0.27)     $     0.46        $     0.42    $      1.44
=========================================================== =============== ================= ============== =============

Number of common shares for earnings (loss) per share computations:
    Primary                                                       37,556          32,995            35,768         33,224
    Fully diluted                                                 37,556          37,499            35,981         37,704


The accompanying notes are an integral part of the financial statements.

                                                      HOMEBASE, INC.
                                                  (Formerly Waban Inc.)
                                                CONSOLIDATED BALANCE SHEETS
                                           (In Thousands Except Share Amounts)
                                                       (Unaudited)

------------------------------------------------------------------- --------------- --------------- --------------
                                                                     October 25,     January 25,     October 26,
                                                                         1997            1997           1996
------------------------------------------------------------------- --------------- --------------- --------------

ASSETS

Current assets:
   Cash and cash equivalents                                          $    3,714     $    16,896     $    15,860
   Accounts receivable (net of allowance for doubtful
    accounts of $725, $227 and $297)                                      35,128          25,261          33,647
   Merchandise inventories                                               326,715         316,538         334,139
   Current deferred income taxes                                          16,439           9,876          12,857
   Prepaid expenses                                                        5,161           4,975           5,448
   Prepaid federal and state income taxes                                      -           8,768           1,171
   Net current assets of discontinued operations                               -          62,942         115,459
------------------------------------------------------------------- --------------- --------------- --------------
     Total current assets                                                387,157         445,256         518,581

Property, net                                                            245,540         249,035         246,784
Property under capital leases, net                                         5,747           6,090           6,229
Deferred income taxes                                                     14,574          11,300          12,662
Other assets                                                              10,092           4,632           4,894
Net noncurrent assets of discontinued operations                               -         360,746         355,722
------------------------------------------------------------------- --------------- --------------- --------------
     Total assets                                                     $  663,110     $ 1,077,059     $ 1,144,872
=================================================================== =============== =============== ==============

LIABILITIES
Current liabilities:
   Accounts payable                                                      136,580          84,903         131,710
   Restructuring reserve                                                   4,775           2,799           3,569
   Accrued expenses and other current liabilities                         89,413          69,058          78,322
   Accrued federal and state income taxes                                  2,578               -               -
   Short-term debt                                                             -               -          35,000
   Current installments of long-term debt                                     70          12,474          12,472
   Obligations under capital leases due within one year                      203             180             214
------------------------------------------------------------------- --------------- --------------- --------------
     Total current liabilities                                           233,619         169,414         261,287

Long-term debt                                                             7,034         221,018         221,067
Obligations under capital leases, less portion due
   within one year                                                         8,716           8,876           8,918
Noncurrent restructuring reserve                                           8,764          10,738          10,346
Other noncurrent liabilities                                              41,658          35,088          37,543

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, par value $.01 authorized 190,000,000
  shares; issued and outstanding 37,593,829, 33,269,537 and
  33,270,685 shares                                                          376             333             333
Additional paid-in capital                                               373,231         329,719         329,469
Retained earnings (deficit)                                              (10,288)        311,873         286,366
Treasury stock, at cost, 0, 528,596, and 552,784 shares                        -         (10,000)        (10,457)
------------------------------------------------------------------- --------------- --------------- --------------
     Total stockholders' equity                                          363,319         631,925         605,711
-------------------------------------------------------------------  --------------- --------------- --------------
     Total liabilities and stockholders' equity                       $  663,110     $ 1,077,059     $ 1,144,872
=================================================================== =============== =============== ==============

The accompanying notes are an integral part of the financial statements.

                                                      HOMEBASE, INC.
                                                  (Formerly Waban Inc.)
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (In Thousands)
                                                       (Unaudited)

                                                                                     39 Weeks Ended
-------------------------------------------------------------------------- -----------------------------------
                                                                             October 25,       October 26,
                                                                                 1997              1996
-------------------------------------------------------------------------- ----------------- -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $    15,113       $    51,153
  Adjustments to reconcile net income to net cash provided by operating activities:
   Net income from discontinued operations                                       (20,575)          (33,053)
   Depreciation and amortization                                                  18,482            17,370
   Extraordinary loss on extinguishment of debt                                   14,559                 -
   (Gain) loss on property disposals                                                  66               864
   Amortization of premium on marketable securities                                    -               120
   Other non-cash items (net)                                                        213               210
   Deferred income taxes                                                          (9,837)            3,041
   Increase (decrease) in cash due to changes in:
    Accounts receivable                                                           (9,867)           (5,368)
    Merchandise inventories                                                      (10,177)          (35,341)
    Prepaid expenses                                                                (186)           (1,425)
    Other assets                                                                    (386)             (588)
    Accounts payable                                                              51,677            24,862
    Restructuring reserve                                                           (253)          (13,883)
    Accrued expenses and other current liabilities                                21,270             4,182
    Accrued federal and state income taxes                                        11,346               160
    Other noncurrent liabilities                                                   6,569               883
-------------------------------------------------------------------------- ----------------- -----------------
   Net cash provided by operating activities of:
    Continuing operations                                                         88,014            13,187
    Discontinued operations                                                        1,559            24,675
-------------------------------------------------------------------------- ----------------- -----------------

   Net cash provided by operating activities                                 $    89,573       $    37,862

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                                               (7,694)          (20,873)
  Sale of marketable securities                                                        -            37,927
  Maturity of marketable securities                                                    -             3,140
  Property additions                                                             (15,336)          (42,253)
  Property disposals                                                                 416             4,423
-------------------------------------------------------------------------- ----------------- -----------------
   Net cash used in investing activities of:
    Continuing operations                                                        (22,614)          (17,636)
    Discontinued operations                                                      (23,269)          (58,890)
-------------------------------------------------------------------------- ----------------- -----------------
   Net cash used in investing activities                                         (45,883)          (76,526)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings of short-term debt, net                                                   -            35,000
  Repayment of long-term debt                                                   (130,728)          (12,813)
  Debt issuance costs                                                               (986)                -
  Repayment of capital lease obligations                                            (137)             (319)
  Purchase of treasury stock                                                           -           (11,392)
  Proceeds from sale and issuance of common stock                                  8,044            10,642
  Cash paid to BJ's Wholesale Club, Inc. in spin-off                              (5,000)                -
-------------------------------------------------------------------------- ----------------- -----------------
   Net cash provided by (used in) financing activities of:
    Continuing operations                                                       (128,807)           21,118
    Discontinued operations                                                       71,935              (200)
-------------------------------------------------------------------------- ----------------- -----------------
   Net cash provided by (used in) financing activities                           (56,872)           20,918

   Net decrease in cash and cash equivalents                                     (13,182)          (17,746)
   Cash and cash equivalents at beginning of year                                 16,896            33,606
-------------------------------------------------------------------------- ----------------- -----------------

   Cash and cash equivalents at end of period                                $     3,714       $    15,860
========================================================================== ================= =================

Supplemental cash flow information:
  Interest paid (including discontinued operations)                          $     9,251       $    10,434
  Income taxes paid (including discontinued operations)                           29,729            37,179

Non-cash financing and investing activities:
  Conversion of long-term debt to stock, net                                     107,061                 -
========================================================================== ================= =================

The accompanying notes are an integral part of the financial statements.

                                                 HOMEBASE, INC.
                                             (Formerly Waban Inc.)
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 (In Thousands)
                                                   (Unaudited)



---------------------------- ----------------- ----------------- ----------------- ----------------- ---------------- --------------
                                                                    Unrealized                                             Total
                               Common Stock       Additional      Holding Gains        Retained          Treasury      Stockholders'
                              Par Value $.01   Paid-In Capital       (Losses)          Earnings           Stock           Equity
---------------------------- ----------------- ----------------- ----------------- ----------------- ---------------- --------------

Balance, January 27, 1996     $         333    $     328,619     $          22     $     235,213     $     (9,067)     $    555,120
  Net income                              -                -                 -            51,153                -            51,153
  Sale and issuance of
   common stock                           -              850                 -                 -           10,002            10,852
  Unrealized holding losses               -                -               (22)                -                -               (22)
  Purchase of treasury stock              -                -                 -                 -          (11,392)          (11,392)
---------------------------- ----------------- ----------------- ----------------- ----------------- ----------------- -------------
Balance, October 26, 1996     $         333    $     329,469     $           -     $     286,366     $    (10,457)     $     605,711
============================ ================= ================= ================= ================= ================= =============




---------------------------- ----------------- ----------------- --------------- ----------------- --------------- -----------------
                                                                    Unrealized                                            Total
                               Common Stock       Additional      Holding Gains       Retained         Treasury       Stockholders'
                               Par Value $.01   Paid-In Capital       (Losses)        Earnings          Stock            Equity
------------------------------ -------------- ----------------- ---------------- ----------------- --------------- -----------------
Balance, January 25, 1997      $        333    $     329,719     $           -    $     311,873     $    (10,000)     $     631,925
  Net income                              -                -                 -           15,113                -             15,113
  Sale and issuance of
   common stock                           3            4,224                 -                -            4,031              8,258
  Conversion of 6.5%
   debentures                            40          101,052                 -                -            5,969            107,061
  Equity transfer in spin-off
   of BJ's Wholesale Club, Inc.           -          (61,764)                -         (337,274)               -           (399,038)
------------------------------ -------------- ----------------- ---------------- ----------------- --------------- -----------------
Balance, October 25, 1997      $        376    $     373,231     $           -    $     (10,288)    $          -      $     363,319
============================== ============== ================= ================ ================= =============== =================

The accompanying notes are an integral part of the financial statements.

                                              HOMEBASE, INC.
                                          (Formerly Waban Inc.)
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Organization

As of July 26, 1997, HomeBase, Inc. (the "Company"), formerly known as Waban Inc. ("Waban"), transferred all of the net assets of its BJ's Wholesale Club division ("BJ's") to BJ's Wholesale Club, Inc. ("BJI"), a wholly owned subsidiary. On July 28, 1997, the Company distributed to its stockholders of record on July 18, 1997, on a pro-rata basis, all of the outstanding common stock of BJI (the "Distribution").

2.   Basis of Presentation

The accompanying consolidated financial statements are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 25, 1997. The January 25, 1997 balances reported herein are derived from the audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 25, 1997.

The financial statements as of and for the 39 weeks ended October 25, 1997 and as of and for the 13 and 39 weeks ended October 26, 1996 have been restated to present BJ's as a discontinued operation. Corporate interest expense was allocated to discontinued operations based on the ratio of BJ's net assets to the sum of consolidated net assets plus consolidated debt. Income from discontinued operations for the 39 weeks ended October 25, 1997 includes transaction costs of $5.0 million, net of tax, incurred in connection with the Distribution. The assets and liabilities of BJ's, which have been reclassified in the balance sheets of prior periods for comparative purposes as net current and noncurrent assets, consist primarily of merchandise inventories, property and equipment, accounts payable and accrued expenses.

The results for the first nine months are not necessarily indicative of results for the full fiscal year because, among other things, the Company's business is subject to seasonal influences. Sales and profits have typically been lower in the first and fourth quarters of the fiscal year and higher in the second and third quarters, which include the most active seasons for home improvement.

The consolidated financial statements of the Company include the financial statements of the Company's subsidiaries, all of which are wholly owned.

3.    Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4.   Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

5.    Discontinued Operations

Net sales from discontinued operations were $1,464.4 million, $697.8 million, and $2,053.9 million for the 39 weeks ended October 25, 1997 and the 13 and 39 weeks ended October 26, 1996, respectively.

6.   Recent Accounting Pronouncements

In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" was issued, and is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. Adoption of this statement will not have a material effect on historical results of operations.

7.   Earnings (Loss) Per Share

Primary and fully diluted loss per common share for the 13 weeks ended October 25, 1997 have been computed by dividing net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents are considered anti-dilutive and are excluded from this calculation.

Primary and fully diluted earnings per share for the 39 weeks ended October 25, 1997, and the 13 and 39 weeks ended October 26, 1996 have been calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents and other dilutive securities outstanding in each period.

8.   Pension Plan

The Company's Board of Directors has approved the termination of the Waban Inc. Retirement Plan (the "Plan") effective July 26, 1997. However, in accordance with generally accepted accounting principles, the additional cost to terminate the Plan will not be recognized until the Plan termination is settled. Prior to the Distribution, the Company contributed to the Plan amounts sufficient to make the Plan's assets equal to its estimated termination liabilities, based on actuarial projections. The Company's share of these amounts is included in prepaid expenses on its balance sheet. The Company expects to record an expense of approximately $0.5 million, net of taxes, in the fourth quarter of fiscal 1997 or in the first quarter of fiscal 1998, when the Plan termination is settled.

9.    Property and Equipment

Property and equipment consists of the following:


----------------------------------------------------------------------------------------------------------
                                                   October 25,         January 25,          October 26,
----------------------------------------------------------------------------------------------------------
                                                      1997                1997                 1996

     Land and buildings                          $    157,354        $    156,862        $    155,133
     Leasehold improvements                            57,947              58,762              56,086
     Furniture, fixtures and equipment                134,018             132,409             130,170
----------------------------------------------------------------------------------------------------------
                                                      349,319             348,033             341,389
     Accumulated depreciation                        (103,779)            (98,998)            (94,605)
----------------------------------------------------------------------------------------------------------
     Total                                       $    245,540        $    249,035        $    246,784
==========================================================================================================

10.  Marketable Securities

The Company classifies its marketable securities as either available for sale or held-to-maturity securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As of October 26, 1996 there were no marketable securities. As of October 25, 1997, marketable securities classified as held-to-maturity consisted of U.S. Treasury securities, which are included in other assets on the balance sheet at their amortized cost of $7.8 million. These securities were purchased and deposited in escrow with the trustee of the Company's senior subordinated notes to be used to retire the debt and pay interest through May 1999.

The contractual maturities of held-to-maturity securities as of October 25, 1997 are as follows (in thousands):


---------------------------------------------------------------------------------------
           Less than one year                                             $      731
           1-5 years                                                           7,732
---------------------------------------------------------------------------------------
           Total                                                          $    8,463
=======================================================================================

11.  Debt

In July 1997, $106.7 million of the Company's 6.5% convertible subordinated debentures was converted into common stock and the remaining $0.2 million was redeemed for cash. In July 1997, the Company repaid all of its 9.58% senior notes due May 31, 1998 totaling $12.0 million, and pursuant to a tender offer, $93.4 million of its 11% senior subordinated notes due May 15, 2004, replacing this debt with $96 million in short-term borrowings under its then existing credit agreement. BJI assumed $72 million of these borrowings at the time of the Distribution. Results for the 39 weeks ended October 25, 1997 included an extraordinary loss of $8.7 million, net of tax, related to the early extinguishment of Company debt, primarily consisting of call premiums and the write-off of debt issue costs.

A total of $6.6 million of the Company's 11% senior subordinated notes remains outstanding, which the Company intends to call and repay on May 15, 1999. In July 1997, the Company purchased U.S. Treasury securities and deposited them in escrow with the trustee of the notes, to be used to retire the debt and pay interest through May 1999.

In July 1997, the Company entered into a new $125 million credit agreement ("New Credit Agreement") with a group of banks which expires July 9, 2000. This agreement replaced the Company's $150 million credit facility which was scheduled to expire March 30, 1999, but was terminated immediately following the Distribution. In October 1997, the New Credit Agreement was amended and the total facility was reduced to $90 million. The New Credit Agreement includes a $40 million sub-facility for letters of credit and is secured by inventory and accounts receivable. The Company is required to pay an annual facility fee which is currently 0.35% of the total commitment. Interest on borrowings is payable at the Company's option either at (a) the Eurodollar rate plus a margin, which is currently 1.45% or (b) the agent bank's prime rate plus a margin, which is currently 0.2%. The facility fee and borrowing margins are subject to adjustment based upon the Company's fixed-charge coverage ratio. The credit facility is subject to certain covenants which include minimum tangible net worth and fixed-charge coverage requirements, a maximum funded debt-to-capital limitation, and a prohibition on the payment of cash dividends.

12.  Store Closures and Other Charges

In October 1997, the Board of Directors approved an accelerated growth strategy that includes remodeling the remaining 17 stores in the Company's remodel program over the following six months and increasing the rate of new store openings. In connection with this strategy, the Company announced it will close three under-performing stores. In the third quarter of fiscal 1997, the Company recorded store closures and other charges of $27.0 million consisting of $22.3 million for store closures and other related settlement costs, a $3.0 million increase in the fiscal 1993 restructuring reserve and $1.7 million in asset impairment charges.

Costs included in the reserve for store closures primarily include lease obligations on closed facilities and write-downs of fixed assets and other related settlement costs. The Company expects to close two stores in the fourth quarter of fiscal 1997 and close a third store by the end of fiscal 1999. The Company increased the fiscal 1993 restructuring reserve by $3.0 million for additional lease obligations due to delays in obtaining subleases on terms acceptable to the Company.

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of the individual warehouse stores. The Company updated its analysis in the quarter ended October 25, 1997 and concluded that the long-lived assets at two stores were impaired. Accordingly, the Company estimated the fair value of these assets based on their estimated salvage value and recorded an impairment charge of $1.7 million, which is included in store closures and other charges.

13.  Stock Option Plans

In connection with the Distribution, all outstanding options issued from the Company's stock option plans that were held by directors and employees who transferred to BJI were canceled and all outstanding options held by remaining directors and employees of the Company were converted based upon a ratio of the average closing price of the Company's common stock for the 10 days immediately following the Distribution to the market price of the Company's common stock before the Distribution. Immediately after conversion, approximately 2.4 million options were outstanding.

14.  Restructuring Reserves

As of January 25, 1997, $13.5 million of the Company's fiscal 1993 restructuring charge remained accrued on the Company's consolidated balance sheet. During the first three quarters of fiscal 1997, the Company incurred cash expenditures of $2.7 million, primarily for lease obligations on closed facilities, and non-cash charges of $0.3 million for write-downs of fixed assets. As of October 25, 1997, $13.5 million remained accrued on the Company's balance sheet (including additions to the reserve described above), consisting primarily of lease obligations on closed facilities, which extend through 2007.

15.  Subsequent Event

On November 17, 1997 the Company completed the private placement of $100 million, 5.25% convertible subordinated notes due November 1, 2004 through a Rule 144A/Regulation S offering, and received approximately $96 million, net of debt issue costs. The notes are convertible into approximately 9.8 million shares of the Company's common stock at a conversion price of $10.2175 per share at any time after February 15, 1998 and prior to maturity. Subsequent to November 1, 2000, the notes are redeemable at the option of the Company, in whole or in part, initially at 103.15% of principal and thereafter at prices declining to 100% at maturity, together with accrued interest. Interest is payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organization and Presentation

On July 26, 1997, HomeBase, Inc. (the "Company"), formerly known as Waban Inc., transferred all of the net assets of its BJ's Wholesale Club division ("BJ's") to BJ's Wholesale Club, Inc. ("BJI"). On July 28, 1997, the Company distributed to its stockholders, on a pro-rata basis, all of the outstanding common stock of BJI (the "Distribution"). The financial statements for the periods presented have been restated to present BJ's as a discontinued operation. Income from discontinued operations in the 39 weeks ended October 25, 1997 also included transaction costs of $5.0 million, net of tax, incurred in connection with the Distribution. The discussion which follows pertains to the continuing operations of the Company unless otherwise noted.

The Company operates within a conventional 52 or 53 week accounting fiscal year which ends on the last Saturday in January. The fiscal year ended January 25, 1997 is referred to herein as fiscal 1996. The fiscal year ending January 31, 1998 is referred to herein as fiscal 1997. The 13 weeks ended October 25, 1997 and October 26, 1996 are referred to herein as the third quarter of fiscal 1997 and the third quarter of fiscal 1996, respectively.

The following table presents the results of operations for the periods indicated as a percentage of net sales.


                                                                    13 Weeks Ended                    39 Weeks Ended
----------------------------------------------------------- --------------------------- ----------------------------------
                                                             October 25,      October 26,      October 25,   October 26,
Income Statement Data:                                           1997             1996            1997           1996
----------------------------------------------------------- --------------- ----------------- -------------- -------------

Net sales                                                        100.0%           100.0%          100.0%         100.0%

Cost of sales, including buying and occupancy costs               78.6             78.6            78.2           77.8
----------------------------------------------------------- --------------- ----------------- -------------- -------------

Gross profit                                                      21.4             21.4            21.8           22.2

Selling, general and administrative expenses                      18.6             18.6            18.6           18.9

Store closures and other charges                                   7.3                -             2.3              -
----------------------------------------------------------- --------------- ----------------- -------------- -------------
Operating income (loss)                                           (4.5)             2.8             0.9            3.3

Interest on debt and capital leases, net                           0.1              0.8             0.4            0.7
----------------------------------------------------------- --------------- ----------------- -------------- -------------
Income (loss) from continuing operations before
income taxes and extraordinary loss                               (4.6)             2.0             0.5            2.6

Provision (benefit) for income taxes                              (1.8)             0.8             0.2            1.0
----------------------------------------------------------- --------------- ----------------- -------------- -------------
Income (loss) from continuing operations before
  extraordinary loss                                              (2.8)             1.2             0.3            1.6

Income from discontinued operations, net of income tax               -              3.2             1.8            2.9
----------------------------------------------------------- --------------- ----------------- -------------- -------------
Income (loss) before extraordinary loss                           (2.8)             4.4             2.1            4.5


Extraordinary loss on early extinguishment of debt, net
of income tax benefit                                                -                -            (0.8)             -
----------------------------------------------------------- --------------- ----------------- -------------- -------------
Net income (loss)                                                 (2.8)%            4.4%            1.3%           4.5%
=========================================================== =============== ================= ============== =============

RESULTS OF OPERATIONS

Net Sales

Net sales for the 13 weeks ended October 25, 1997 increased 0.6% to $368.4 million from $366.4 million in the comparable prior-year period. Net sales for the 39 weeks ended October 25, 1997 increased 0.5% to $1,149.0 million from $1,142.9 million in the comparable prior-year period. The increase in net sales over these periods was primarily due to new store openings, partially offset by declines in comparable store sales and store closures. Since the beginning of fiscal 1996, eight stores have been opened and two stores have been closed.

Comparable store sales declined 1.2% and 1.9% for the 13 and 39 weeks ended October 25, 1997, respectively. The declines were primarily attributable to increased competition in many of the markets in which the Company operates.

Cost of Sales

Cost of sales, including buying and occupancy costs, as a percentage of sales for the 13 weeks ended October 25, 1997 was consistent with the comparable prior-year period. Cost of sales, including buying and occupancy costs, as a percentage of sales for the 39 weeks ended October 25, 1997 was 78.2% compared to 77.8% in the comparable prior-year period. The increase is primarily due to a combination of slightly lower average selling margins, which were impacted by competitive conditions, an increase in the provision for inventory shrinkage and somewhat higher buying and occupancy costs as a percentage of sales, due to comparable store sales declines.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") as a percentage of sales for the 13 weeks ended October 25, 1997 were consistent with the comparable prior-year period. SG&A was 18.6% of net sales for the 39 weeks ended October 25, 1997 compared to 18.9.% in the comparable prior-year period. The decrease was primarily attributable to lower preopening and remodel related costs due to fewer stores being opened or remodeled in the current year.

In October 1997, the Board of Directors approved an accelerated growth strategy that includes remodeling the remaining 17 stores in the Company's remodel program over the following six months and increasing the rate of new store openings. The Company expects to open between two and four new stores in fiscal 1998 and to open between eight and 10 new stores in each of the following two fiscal years. As a result, the Company expects to experience higher costs in connection with these remodels and expansions. In the fourth quarter of fiscal 1997 and in the first quarter of fiscal 1998, the Company expects to incur costs of approximately $4 million per quarter related to the accelerated remodel program.

Store Closures and Other Charges

In connection with the Company's accelerated growth strategy, the Board of Directors approved the closure of three under-performing stores. In the third quarter of fiscal 1997, the Company recorded store closures and other charges of $27.0 million consisting of $22.3 million for store closures and other related settlement costs, a $3.0 million increase in the fiscal 1993 restructuring reserve and $1.7 million in asset impairment charges.

Costs included in the reserve for store closures primarily include lease obligations on closed facilities and write-downs of fixed assets and other related settlement costs. The Company expects to close two stores in the fourth quarter of fiscal 1997 and close a third store by the end of fiscal 1999. The Company increased the fiscal 1993 restructuring reserve by $3.0 million for additional lease obligations due to delays in obtaining subleases at terms acceptable to the Company.

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of the individual warehouse stores. The Company updated its analysis in the quarter ended October 25, 1997 and concluded that the long-lived assets at two stores were impaired. Accordingly, the Company estimated the fair value of these assets based on their estimated salvage value and recorded an impairment charge of $1.7 million, which is included in store closures and other charges.

Interest Expense

The components of consolidated net interest expense were as follows (in thousands):


                                                      13 Weeks Ended                    39 Weeks Ended
-------------------------------------------- ---------------------------- ----------------------------------
                                               October 25,      October 26,     October 25,    October 26,
                                                  1997             1996            1997           1996
-------------------------------------------- ---------------- ---------------- -------------- --------------

Interest expense on debt                        $    284         $  4,901       $   8,501      $ 14,652

Interest and investment income                      (235)            (302)         (1,515)       (1,478)
-------------------------------------------- ---------------- ---------------- -------------- --------------

Interest on debt, net                                 49            4,599           6,986        13,174

Interest on capital leases                           306              389           1,066         1,180
-------------------------------------------- ---------------- ---------------- -------------- --------------

Interest on debt and capital leases, net             355            4,988           8,052        14,354

Less:  interest allocated to discontinued
     operations                                        -           (2,277)         (3,524)       (6,694)
--------------------------------------------  ---------------- ---------------- -------------- --------------
Net interest - continuing operations            $    355         $  2,711       $   4,528      $  7,660
============================================= ================ ================ ============== ==============



Net interest expense from continuing operations for the quarter ended October 25, 1997 was $0.4 million compared to $2.7 million for the comparable prior-year period. Net interest expense from continuing operations for the nine-months ended October 25, 1997 was $4.5 million compared to $7.7 million for the comparable prior-year period. Corporate interest expense was allocated to discontinued operations based on the ratio of BJ's net assets to the sum of consolidated net assets plus consolidated debt.

The decline in net interest expense from continuing operations for both periods is primarily attributed to lower average outstanding debt balances in the 13 and 39 weeks ended October 25, 1997 compared to the comparable prior-year periods. In July 1997, $106.7 million of the Company's 6.5% convertible subordinated debentures was converted into common stock and the remaining $0.2 million was redeemed for cash. Also in July 1997, the Company repaid all of its 9.58% senior notes due May 31, 1998, totaling $12.0 million, and pursuant to a tender offer, $93.4 million of its 11% senior subordinated notes due May 15, 2004, replacing this debt with short-term borrowings under its then existing bank credit agreement. BJI assumed $72 million of these borrowings at the time of the Distribution. Partially offsetting these declines in interest expense was a lower amount of interest capitalized in the current year, compared to the prior-year periods.

Interest expense from continuing operations for the 13 and 39 weeks ended October 26, 1996 excludes capitalized interest of $0.2 million and $0.9 million, respectively.

Income Tax Provision

The income tax provision rate for the nine months ended October 25, 1997 was 39.8% compared to 39.6% in the comparable prior-year period. The increase in the effective rate is primarily attributed to lower interest income earned on tax-exempt investments in the current year than in the prior year.

Income (Loss) From Continuing Operations Before Extraordinary Loss

Income (loss) from continuing operations before extraordinary loss for the quarter ended October 25, 1997 was ($10.3) million, or $(0.27) per share, fully diluted, compared to $4.4 million, or $0.13 per share, fully diluted, in the comparable prior-year period. Excluding the store closures and other charges, income from continuing operations was $6.0 million, or $0.16 per share, fully diluted. Excluding the store closures and other charges, the improvement in income from continuing operations is primarily attributable to lower interest expense in the current year.

Income (loss) from continuing operations before extraordinary loss for the nine months ended October 25, 1997 was $3.2 million, or $0.09 per share, fully diluted, compared to $18.1 million, or $0.54 per share, fully diluted, in the comparable prior-year period. Excluding the store closures and other charges, income from continuing operations was $19.5 million, or $0.54 per share, fully diluted. Excluding the store closures and other charges, the improvement in income (loss) from continuing operations for the nine months ended October 25, 1997 is primarily attributable to lower interest expense and lower SG&A, partially offset by a lower gross profit percentage.

Income from continuing operations includes all of the corporate overhead expenses incurred by Waban prior to the Distribution and an allocation of Waban's historical interest expense. As a result of the Distribution, the conversion of the convertible subordinated debt into common stock and the refinancing of $112 million of other indebtedness, income from continuing operations for periods preceding the Distribution is not comparable to the Company's income from continuing operations after the Distribution.

Net Income (loss)

Net income (loss) for the quarter ended October 25, 1997 was $(10.3) million, or $(0.27) per share, fully diluted, compared to $16.0 million, or $0.46 per share, fully diluted in the comparable prior-year period. Net income for the nine months ended October 25, 1997 was $15.1 million, or $0.42 per share, fully diluted, compared to $51.2 million, or $1.44 per share, fully diluted in the comparable prior-year period. These amounts include income from discontinued operations for periods prior to the Distribution.

Income from discontinued operations, which includes the net income of BJ's reduced by $5.0 million of transaction costs, net of tax, incurred in connection with the Distribution, was $20.6 million, or $0.57 per share, fully diluted, for the nine months ended October 25, 1997. Income from discontinued operations for the three and nine months ended October 26, 1996 was $11.6 million, or $0.33 per share, fully diluted, and $33.1 million, or $0.90 per share, fully diluted, respectively.

The results for the nine months ended October 25, 1997 include an extraordinary loss of $8.7 million, net of tax, recorded in July 1997, associated with the early extinguishment of the Company's 9.58% senior notes due May 31, 1998 and $93.4 million of its 11% senior subordinated notes due May 15, 2004.

Restructuring Reserves

As of January 25, 1997, $13.5 million of the Company's fiscal 1993 restructuring charge remained accrued on the Company's consolidated balance sheet. During the first three quarters of fiscal 1997, the Company incurred cash expenditures of $2.7 million, primarily for lease obligations on closed facilities, and non-cash charges of $0.3 million for write-downs of fixed assets. As of October 25, 1997, $13.5 million remained accrued on the Company's balance sheet (including additions to the reserve described above), consisting primarily of lease obligations on closed facilities, which extend through 2007.

Seasonality

The Company's business is subject to seasonal influences. Sales and profits have typically been lower in the first and fourth quarters of the fiscal year and higher in the second and third quarters, which include the most active seasons for home improvement.

Recent Accounting Standards

In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" was issued, and is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. Adoption of this statement will not have a material effect on historical results of operations.

Pro forma Financial Information

Presented below are tables that recast income from continuing operations on a pro forma basis to reflect the estimated effects of the Distribution, which include reductions in administrative expenses and interest costs. On this pro forma basis, income from continuing operations for the nine months ended October 25, 1997 (which includes the actual results for the quarter ended October 25, 1997 after the Distribution) was $5.4 million, compared to $21.8 million for the comparable prior-year period. Excluding the store closures and other charges, pro forma income from continuing operations was $21.6 million.

The following unaudited pro forma financial information for the six quarters ended July 26, 1997 is based on management's good faith estimate of what the Company's operating performance would have been as a stand-alone corporation, and is provided for comparative analytical purposes only. Also shown is the actual results for the quarter ended October 25, 1997, after the Distribution. Selling, general, and administrative expenses reflect a pro forma estimate of costs that the Company would have incurred related to corporate overhead activities performed by the Waban corporate staff. These costs, estimated at $5.8 million in the fiscal years ended January 1997 and ending January 1998, have been allocated evenly between quarters. Pro forma interest expense for all periods assumes that the capital structure that was established immediately after the Distribution had been in place for all periods presented. The components of interest expense are capital lease interest, mortgage interest, and credit agreement costs, all of which have been spread evenly by quarter, and bank borrowing interest expense, which has been spread to reflect the typical seasonal requirements of the business. The average estimated draw under the revolving credit facility is assumed to be $23 million. These unaudited financial data do not purport to represent the actual changes in the historical cash/borrowing position. The provision for income taxes is estimated at 39.8%. The number of shares used in the calculation of fully diluted earnings per share is 37.9 million for all periods shown, except for the quarter ended October 25, 1997, which reflects the weighted average shares outstanding of 37.6 million. Common stock equivalents are considered anti-dilutive and are excluded from this calculation. All pro forma adjustments are based upon available information and assumptions that management believes are reasonable under the circumstances. This information does not purport to represent what the results of operations of the Company would have actually been if the Distribution had in fact been consummated in prior periods or at any future date or what the results of operations of the Company will be for any future period.

The pro forma results for the Company are as follows:


Fiscal Year Ending January 31, 1998

(In thousands, except per share amounts)
------------------------------- -------------- --------------- -------------
                                     Q1              Q2             Q3
                                 (Pro forma)    (Pro forma)      (Actual)
------------------------------- -------------- --------------- -------------
Sales                           $   360,204    $    420,404   $    368,432
Cost of sales, including
  buying and occupancy costs        282,259         327,049        289,527
Selling, general and
  administrative expenses            70,642          72,768         68,635
Store closures and other
  charges                                 -               -         27,000
------------------------------- -------------- -------------- --------------
Operating income (loss)               7,303          20,587        (16,730)
Interest on debt and capital
  leases, net                         1,012             853            355
Provision (benefit) for income
  taxes                               2,504           7,854         (6,797)
------------------------------- -------------- -------------- --------------
Income (loss) from continuing
  operations                    $     3,787    $     11,880    $   (10,288)
=============================== ============== ============== ==============
Fully diluted earnings (loss)
  per share from continuing
  operations                    $      0.10    $       0.31   $      (0.27)
=============================== ============== ============== ==============


Pro forma Fiscal Year Ended January 25, 1997

(In thousands, except per share amounts)
----------------------------------- -------------- -------------- -------------- ----------------- ------------------
                                         Q1             Q2             Q3               Q4             Full Year
----------------------------------- -------------- -------------- -------------- ----------------- ------------------
Net sales                           $   352,242    $    424,271   $    366,410     $    309,773       $   1,452,696
Cost of sales, including
  buying and occupancy costs            272,484         328,602        287,973          247,938           1,136,997
Selling, general and
  administrative expenses                72,953          74,181         67,878           61,363             276,375
----------------------------------- -------------- -------------- -------------- ----------------- ------------------
Operating income                          6,805          21,488         10,559              472              39,234
Interest on debt and capital
  leases, net                             1,012             853            771            1,153               3,789
Provision (benefit) for income
  taxes                                   2,306           8,213          3,896             (272)             14,143
----------------------------------- -------------- -------------- -------------- ----------------- ------------------
Income (loss) from continuing
  operations                        $     3,487    $     12,422   $      5,892     $       (409)      $      21,392
=================================== ============== ============== ============== ================= ==================
Fully diluted earnings (loss)
  per share from  continuing
  operations                        $      0.09    $       0.33   $       0.16     $      (0.01)      $        0.56
=================================== ============== ============== ============== ================= ==================

Liquidity and Capital Resources

Cash and cash equivalents totaled $3.7 million as of October 25, 1997. Cash flow from operations and amounts available under the Company's revolving credit facility are the Company's principal sources of liquidity.

In July 1997, the Company entered into a new $125 million credit agreement ("New Credit Agreement") with a group of banks which expires July 9, 2000. This agreement replaced the Company's $150 million credit facility which was scheduled to expire March 30, 1999, but was terminated immediately following the Distribution. In October 1997, the New Credit Agreement was amended and the total facility was reduced to $90 million. The New Credit Agreement includes a $40 million sub-facility for letters of credit and is secured by inventory and accounts receivable. The Company is required to pay an annual facility fee which is currently 0.35% of the total commitment. Interest on borrowings is payable at the Company's option either at (a) the Eurodollar rate plus a margin, which is currently 1.45% or (b) the agent bank's prime rate plus a margin, which is currently 0.2%. The facility fee and borrowing margins are subject to adjustment based upon the Company's fixed-charge coverage ratio. The credit facility is subject to certain covenants which include minimum tangible net worth and fixed-charge coverage requirements, a maximum funded debt-to-capital limitation, and a prohibition on the payment of cash dividends.

At October 25, 1997, the Company had no borrowings under its Revolving Facility, and had $15.5 million of letters of credit outstanding. At November 21, 1997, the Company had $75.7 million available for borrowing under the Revolving Facility.

During the nine months ended October 25, 1997, net cash provided by operating activities of continuing operations was $88.0 million compared to $13.2 million in the comparable prior-year period. The increase in the current year was primarily attributable to a lower accounts payable-to-inventory ratio at the beginning of this year as compared to the beginning of last year.

Net cash used in investing activities of continuing operations was $22.6 million for the nine months ended October 25 1997, compared to $17.6 million in the prior-year period. Investing activities primarily consist of capital expenditures and investments in marketable securities.

Year-to-date capital expenditures for property additions for continuing operations were $15.3 million this year versus $42.3 million in the comparable prior-year period. During the first nine months of fiscal 1997, the Company opened two new warehouse stores and closed one warehouse store. In the comparable prior-year period, the Company opened six new warehouse stores and closed one store. Capital expenditures for the first nine months of fiscal 1997 also include the remodeling of 10 stores (eight of which have been completed), compared to capital expenditures for the remodeling of 16 stores (14 of which had been completed) in the comparable prior-year period. The Company's capital expenditures are expected to total approximately $35 million to $40 million in fiscal 1997. The timing of actual store openings and renovations and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

As a result of the Company's accelerated growth strategy, the Company expects to incur additional costs of approximately $4 million per quarter in the fourth quarter of fiscal 1997 and the first quarter of fiscal 1998 related to the accelerated remodel program. In addition, the Company expects capital expenditures on these remodels to be approximately $17 million in the aggregate over these two quarters. The Company expects to finance these capital expenditures with the proceeds of a $100 million convertible debt offering, which was completed November 17, 1997.

During the nine months ended October 25 ,1997, the Company had purchases of $7.7 million of marketable securities, compared to net proceeds of $20.2 million in the comparable prior-year period. Current year purchases of marketable securities were for U.S. Treasury securities, which the Company deposited in escrow with the Trustee of its 11% senior subordinated notes to cover interest and principal payments for the outstanding balance of $6.6 million at October 25, 1997.

Net cash used in financing activities of continuing operations was $128.8 million for the nine months ended October 25, 1997, compared to net cash provided by financing activities of continuing operations of $21.1 million in the comparable prior year period. Current year activities primarily consisted of repayment of $130.7 million in long-term debt, including approximately $12.7 million of call premiums, and cash paid to BJ's of $5.0 million in connection with the spin-off. Partially offsetting these cash payments were the proceeds from the sale and issuance of common stock of $8.0 million.

During the second quarter of fiscal 1997, the Company repaid its 9.58% senior notes totaling $24.0 million (including $12.0 million currently due and $12.0 million due May 15, 1998), and repaid $93.4 million of its 11% senior subordinated notes, replacing this debt with $96 million of short-term borrowings under its then existing bank credit facility. BJI assumed $72 million of these borrowings at the time of the Distribution. A total of $6.6 million of the Company's 11% senior subordinated notes remains outstanding, which the Company intends to call and repay on May 15, 1999, with the maturities of the U.S. Treasury Securities deposited with the trustee of the notes.

During the quarter ended July 26, 1997, $106.7 million of the Company's 6.5% convertible subordinated debentures was converted into common stock and the remaining $0.2 million was redeemed for cash.

The Company expects that its current resources, including the Revolving Facility, together with anticipated cash flow from operations and proceeds from the $100 million convertible debt offering, will be sufficient to finance its operations and capital expenditures through January 30, 1999.

Subsequent Event

On November 17, 1997 the Company completed the private placement of $100 million, 5.25% convertible subordinated notes due November 1, 2004 through a Rule 144A/Regulation S offering, receiving net proceeds of approximately $96 million, net of debt issue costs. The notes are convertible into 9.8 million shares of the Company's common stock at a conversion price of $10.2175 per share at any time after February 15, 1998 and prior to maturity. Subsequent to November 1, 2000, the notes are redeemable at the option of the Company, in whole or in part, initially at 103.15% of principal and thereafter at prices declining to 100% at maturity, together with accrued interest. Interest is payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 1998. The Company expects to use the proceeds to finance its accelerated growth strategy as follows: (i) approximately $17 million will be used to remodel 17 existing stores with completion expected in the spring of 1998; (ii)
approximately $25 million and $50 million will be used to fund capital expenditures in connection the new store opening plan during fiscal 1998 and fiscal 1999, respectively; and (iii) the remainder will be used for working capital and other general corporate purposes.

Forward-Looking Information

This report on Form 10-Q contains "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, the words "believe," "estimate," "expect," "anticipate," "plans," and similar expressions are intended to identify forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those expected. Although the Company believes that comments reflected in such forward-looking statements are reasonable, they are based on information existing at the time made. Important factors that could cause actual results to differ materially from expectations include, but are not limited to, the successful implementation of the Company's accelerated growth strategy, general economic conditions prevailing in the Company's markets, competition (including a major competitor's recently announced expansion plans in California) and the other factors included in the Company's report on Form 8-K dated November 12, 1997.

Part 2. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

       10.26   Employment Agreement,  dated July 28, 1997 with Allan P. Sherman
       11      Statement regarding computation of per share earnings
       27      Financial Data Schedule

   (b) Reports on Form 8-K

       On July 29, 1997, the Company filed a report on Form 8-K, reporting under
       Item 5 thereof, announcing that on July 28, 1997, Waban Inc. ("Waban") announced that it had consummated the spin-off of its BJ's Wholesale Club division ("BJ's") through a tax-free distribution in the form of a special dividend to its stockholders.

       On August 5, 1997, the Company filed a report on Form 8-K, reporting under Item 2 thereof, announcing that on July 28, 1997, Waban consummated the spin-off of BJ's through a tax-free distribution in the form of a special dividend to its stockholders pursuant to the terms of a Separation and Distribution Agreement (the "Distribution Agreement"), by and between Waban and BJ's Wholesale Club, Inc. ("BJI"), a Delaware corporation and, as of the date of the Distribution Agreement, a wholly owned subsidiary of Waban. Pursuant to the Distribution Agreement, BJ's was transferred to BJI and all of the outstanding shares of BJI Common Stock were distributed, on a one-for-one basis, to the holders of Waban Common Stock. In accordance with the transactions contemplated by the Distribution Agreement and previously announced plans, Waban changed its name to HomeBase, Inc., effective 5:00 p.m. Eastern time, July 28, 1997. As of Tuesday, July 29, 1997, HomeBase, Inc. Common Stock began trading on the New York Stock Exchange under the symbol "HBI."

                                 SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     HomeBase, Inc.
                                                     --------------------------

     Date:    December 8, 1997                       /s/ ALLAN P. SHERMAN
              ----------------                       --------------------------
                                                     Allan P. Sherman
                                                     President and
                                                     Chief Executive Officer


     Date:    December 8, 1997                       /s/ WILLIAM B. LANGSDORF
              ----------------                       ------------------------
                                                     William B. Langsdorf
                                                     Executive Vice President
                                                     and Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)