Form 10-K
period 1998-01-31
HOMEBASE INC
filed 1998-04-09
CIK 850316

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  -------------

                                   FORM 10-K

                                 ANNUAL REPORT
                      PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED JANUARY 31, 1998
                               -------------
                        Commission File Number 1-10259

                                HOMEBASE, INC.

                            (Formerly Waban Inc.)
            (Exact name of Registrant as specified in its charter)

                    DELAWARE                                  33-0109661
(State or other jurisdiction of incorporation or           (I.R.S. Employer
                 organization)                             Identification No.)

                3345 Michelson Drive
                     Irvine, CA                                     92612
      (Address of principal executive offices)                    (Zip Code)

                               (714) 442-5000
             (Registrant's telephone number, including area code)
                          ------------------------

           Securities  registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
Title of each class                                     on which registered
                                                   -----------------------------
Common Stock, par value $.01                           New York Stock Exchange
Preferred Share Purchase Rights                        New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 16, 1998 was $321,143,746.

There were 37,788,135 shares of the Registrant's Common Stock, $.01 par value, outstanding as of March 16, 1998.

                     Documents Incorporated by Reference
Portions of the Proxy Statement for the Annual Meeting of Stockholders
(Part III).
                          ------------------------

Exhibits to Form 10-K have been included only in copies of the Form 10-K filed with the Securities and Exchange Commission.
--------------------------------------------------------------------------------

                                     PART 1

Item 1.  Business

General

HomeBase, Inc. (the "Company"), formerly Waban Inc., was formed in 1989, when Zayre Corp. (now The TJX Companies, Inc. ("TJX")) combined its BJ's Wholesale Club division ("BJ's") and HomeBase division to form Waban Inc., and distributed all of the Company's outstanding common stock to TJX shareholders on a pro-rata basis.

On July 26, 1997, the Company transferred all of the net assets of BJ's to BJ's Wholesale Club, Inc. ("BJI"). On July 28, 1997, the Company distributed to its stockholders, on a pro-rata basis, all of the outstanding common stock of BJI (the "Distribution"). In connection with the Distribution, the Company changed its name from Waban Inc. to HomeBase, Inc. The Company and BJI are now independent public companies separately traded on the New York Stock Exchange.

The Company is the second largest operator of home improvement warehouse stores in the western United States with 83 stores in 10 states. The Company's stores average approximately 102,000 square feet of indoor space, typically with an additional outdoor garden center area. The Company offers a broad assortment of brand name home improvement and building supply products at competitive prices to both Do-It-Yourself ("DIY") and professional customers. In certain categories, the Company supplements its brand name offerings with high quality private label products.

The Company's objective is to be the first choice destination for home improvement shoppers by combining product selection at competitive prices with superior customer service. In order to achieve this objective, the Company is completing the roll-out of its prototype store format, which features a reconfigured layout that is designed to be more attractive to DIY shoppers and is designed to segregate merchandise of primary interest to contractors and other professional customers for easier access. In addition, the reconfigured layout facilitates shopping for all products needed to complete a project, and highlights high-end product lines. Management believes this prototype has proven successful in attracting more DIY customers while better meeting the needs of professional customers.

The Company operates within a conventional 52 or 53 week accounting fiscal year that ends on the last Saturday in January. The 53 weeks ended January 31, 1998 is referred to herein as "fiscal 1997". The 52 weeks ended January 25, 1997 and January 27, 1996 are referred to herein as "fiscal 1996" and "fiscal 1995", respectively.

Significant Business Developments

In October 1997, the Board of Directors approved an accelerated growth strategy that included the remodeling of the remaining 17 stores in the Company's remodel program over the following six months and increasing the rate of new store openings. The Company expects that the remodeling of 16 stores will be completed in the first quarter of fiscal 1998, with the remodeling of the final store being completed in the third quarter of fiscal 1998. The Company expects to open two new stores in fiscal 1998 and to open between eight and 10 new stores in each of the following two fiscal years.

In connection with the accelerated growth strategy, the Board of Directors also approved the closure of three under-performing stores, and the Company recorded a pre-tax charge of $27.0 million for store closures and other charges in the third quarter of fiscal 1997.

On November 17, 1997, the Company completed the private placement of $100 million, 5.25% convertible subordinated notes due November 1, 2004 through a Rule 144A/Regulation S offering, and received approximately $96 million, net of debt issue costs. The Company expects to use the proceeds to finance its accelerated growth strategy and for general corporate purposes. The Company subsequently filed a registration statement on Form S-3, which was declared effective on February 10, 1998, registering the notes and the common stock into which the notes are convertible.

Industry Overview

The Company believes that demographic and lifestyle factors such as the maturing of baby boomers, the increase in home-centered activities and the aging housing stock will create growing demand for home improvement products and services. Based on industry sources, the overall market for home improvement products in the United States is estimated to exceed $148 billion in calendar 1998.

Since the mid 1980's, warehouse-format home improvement retailers have gained significant market share in the United States by offering lower prices, greater product selection and more in-stock merchandise than traditional home center, hardware and lumber yard operators. In addition, warehouse store operators have been able to take advantage of economies of scale created by large sales volumes. Although the home improvement industry remains fragmented, it has experienced increasing consolidation during recent years, with the sales of the five largest operators representing approximately 31% of the estimated overall market in calendar 1997 as compared to 12% of the estimated overall market in calendar 1989. The Company believes that this trend will continue, and that opportunities exist for service-oriented home improvement retailers to benefit from this continuing consolidation.

Store Base

The Company is one of the two largest home improvement operators in most of the markets which it serves. The Company's new store opening plan is oriented towards reinforcing its position in its existing markets and expanding selectively into contiguous markets. On October 28, 1997, the Company announced plans to increase the pace of scheduled store openings over the next three years. The Company expects that, after the scheduled opening of two new stores in fiscal 1998, the pace of expansion will increase to opening between eight and 10 stores in each of fiscal 1999 and fiscal 2000.

The following table shows the number of Company stores opened and closed during the last five fiscal years:

-----------------------------------------------------------------------------------------------------------
                                           Stores in         Stores           Stores          Stores
                                          Operation at       Opened           Closed       in Operation
                                          Beginning of     During the       During the       at End of
Fiscal Year                                  Period          Period           Period          Period
-----------------------------------------------------------------------------------------------------------
    1993                                       86               5               9               82
    1994                                       82               3               8               77
    1995                                       77               4               2               79
    1996                                       79               5               -               84
    1997                                       84               2               3               83
-----------------------------------------------------------------------------------------------------------

Between 1993 and January 31, 1998, the Company has remodeled or relocated 44 of its stores and opened 16 new stores incorporating the prototype store design. The Company expects to complete 16 of the 17 remaining stores in its remodeling program in the first quarter of fiscal 1998, rather than over the next two years, as previously planned. Thus, nearly all of the Company's stores will be operating in the prototype format in the spring of 1998, in time for the Company's peak selling season. The Company expects that the final store in its remodel program will be completed in the third quarter of fiscal 1998.

Customer Service

The Company is committed to providing superior service to its two targeted customer groups. At each store, carefully selected home improvement specialists, many of whom have extensive experience in their respective fields, are available throughout the store to assist DIY and professional customers. The Company's project and kitchen design centers feature computer assisted design tools that allow customers to work with design coordinators to conceptualize and plan virtually any home improvement project. Nearly all of the Company's stores also offer the services of professional interior decorators who provide free design consultations in customers' homes.

The Company believes that it is important to expand its DIY business by encouraging new DIY customers and upgrading the skills and confidence levels of existing DIY customers. Accordingly, the Company provides assistance and training to DIY customers, including regularly scheduled customer clinics on a wide range of home improvement projects. Delivery and installation services are also available to DIY customers.

The Company's stores also offer services that specifically address the needs of professional customers. Nearly all of the Company's stores have Contractor Desks, with staff dedicated to handling contractors' special needs, including the ability to receive faxed orders and pre-assemble them for pick-up, and to quickly obtain special items and sizes. Bulk purchases can be delivered to job sites for a nominal fee. The Company's stores offer extended hours, opening early in the morning to serve professional customers.

The Company strives to develop the skills of its store personnel to ensure that customers consistently receive knowledgeable and courteous assistance. The Company provides extensive training for its store personnel through a comprehensive in-house training program that combines on-the-job training with formal seminars and meetings to emphasize the importance of customer service and help to improve store employees' selling skills. In-house training includes periodic sessions conducted by the Company's training staff or by manufacturers' representatives, as well as frequent meetings with store managers who provide sales, product and other information. The Company's satellite television system permits it to simultaneously broadcast training sessions from its Irvine, California headquarters to every individual store location.

The Company offers its own private label credit card to DIY and professional customers under a non-recourse program operated by a major financial institution. The Company also accepts MasterCard, Visa, Discover and American Express.

Merchandising

The Company's stores offer a broad selection of brand name merchandise to both DIY customers and professional contractors, offering between 32,000 and 42,000 SKUs regularly in stock, depending upon the season, plus thousands of additional SKUs available through special order. The Company believes that the operating efficiencies of the warehouse store format provide substantial savings over other channels of home improvement and building supply product distribution. In order to achieve greater operational efficiencies, reduce freight and handling costs, and improve the manner in which it purchases products, the Company has centralized its merchandise replenishment operations and improved its logistics of distribution. This program also permits the Company to redeploy more store personnel to customer service activities.

Merchandise sold by the Company's stores includes lumber, building materials, plumbing supplies and fixtures, electrical materials and fixtures, kitchen cabinets, hand and power tools, hardware, paint, garden supplies, nursery items, home decorative items and related seasonal and household merchandise. The Company's brand name orientation allows customers to compare the Company's prices to the same items offered by competitors. In selected categories, the Company supplements these brand name offerings with high quality private label products, such as its Infinity(R) line of paint.

Most of the Company's merchandise is purchased from manufacturers for shipment either directly to the individual store or to cross-docking facilities where large shipments are broken down and separated for transfer to individual stores, generally on a same-day basis. More than 55% of the Company's merchandise is distributed to individual stores through its consolidation and distribution center in Rancho Cucamonga, California.

Seasonality

Sales and earnings for the Company have typically been lower in the first and fourth quarters of the fiscal year and higher in the second and third quarters, which include the most active seasons for home improvement sales.

Marketing and Advertising

The Company addresses its primary target customers through a mix of newspaper, direct mail, radio and television advertising. The primary advertising medium is newspaper advertisements, including both freestanding inserts and run-of-press ads. Television and radio advertising is used to reinforce the Company's image of providing superior customer service and a broad assortment of merchandise at competitive prices. Additionally, the Company participates in or hosts a variety of home shows, customer hospitality events and contractor product shows. The Company solicits vendor participation in many of its advertising programs.

Management Information Systems

The Company uses a fully integrated management information system to monitor sales, track inventory and provide rapid feedback on the performance of its business. Each store operates point-of-sale terminals which capture information on each item sold via UPC scanning. Minicomputers at each store process and consolidate this information during the selling day and transmit it each night to the Company's information center via satellite, where it is processed daily to support merchandising, inventory replenishment and promotional decisions.

The Company introduced scanning to the home improvement industry and is a leader in implementing electronic data interchange ("EDI"). EDI permits both the
Company and its vendors to save money and reduce errors by electronically transmitting advance shipment notices and purchase order and invoicing information. The Company now uses EDI with more than 1,200 vendors and continues to expand its use of this technology.

Since many of the Company's older computer software programs recognize only the last two digits of the year in any date (e.g. "98" for 1998), some software programs may fail to operate properly in the year 2000 if they are not reprogrammed or replaced (the "Year 2000 Problem"). This could result in errors and miscalculations or even system failure causing disruptions in everyday business activities and transactions. Early in fiscal 1996, the Company commenced a program designed to timely mitigate and/or prevent the adverse effects of the Year 2000 Problem and to pursue compliance with vendors. The Company believes that more than 60% of its programs are now Year 2000 compliant, and that it will be more than 80% Year 2000 compliant by the second quarter of fiscal 1998, including all financial and accounting systems. The Company expects that all remaining systems will be Year 2000 compliant by the end of fiscal 1998. This program is primarily being completed with internal resources. As a result, the Company does not believe that achieving Year 2000 compliance will have a material impact on the Company's financial position, liquidity or results of operations.

Competition

The Company competes with other home improvement warehouse stores and a wide range of businesses engaged in the wholesale or retail sale of home improvement and building supply merchandise, including home centers, hardware stores, lumber yards and discount stores. The Company believes that the major competitive factors in the markets in which it competes are customer service, product selection, location, price and name recognition. The Company believes that its level of customer service, the value offered by its competitive prices and the one-stop shopping available through its full range of home improvement products give it an advantage over many of its traditional home center competitors. The major competitor in the Company's market areas that also uses the warehouse store format is The Home Depot, Inc., which has significantly greater financial and marketing resources than the Company. Approximately 90% of the Company's stores compete with Home Depot stores. The Company also competes with Builders Square (a division of Hechinger Company) and a number of smaller regional operators such as Eagle Hardware & Garden, Inc. and Orchard Supply & Hardware (a division of Sears, Roebuck, and Co.). Approximately 95% of the Company's stores have at least one home improvement warehouse retailer in their trading areas within an average distance of approximately three miles.

Employees

As of January 31, 1998, the Company had approximately 9,100 employees ("team members"), of whom approximately 2,800 were considered part-time (working less than 33 hours per week). Approximately 500 team members were employed in corporate management and office support functions; the balance worked in the Company's stores. None of the Company's team members is represented by a union. The Company considers its relations with its team members to be excellent. The number of team members employed fluctuates depending on the selling season, and is typically higher during the second and third quarters, which include the most active seasons for home improvement sales.

Item 2. Properties

The Company operated 83 stores as of January 31, 1998, of which 65 are leased under long-term leases and 18 are owned. The unexpired terms of the leases range from approximately four to 20 years, and average approximately 13 years. The Company has options to renew all of its leases for periods that range from approximately five to 25 years and average approximately 18 years. These leases require fixed monthly rental payments which are subject to various adjustments. In addition, certain leases require payment of a percentage of the store's gross sales in excess of certain amounts. The Company also remains obligated under leases for five additional stores that have been closed. Most leases require that the Company pay all property taxes, insurance, utilities and other operating costs of the store.

The following table sets forth the number and location of the Company's stores:

--------------------------------------------------------------------------------
                                                                      Number of
     State                                                              Stores
--------------------------------------------------------------------------------
     California                                                           47
     Washington                                                            8
     Colorado                                                              7
     Arizona                                                               5
     Oregon                                                                4
     Nevada                                                                3
     New Mexico                                                            3
     Utah                                                                  3
     Texas                                                                 2
     Idaho                                                                 1
--------------------------------------------------------------------------------
     Total                                                                83
================================================================================

The average size of the Company's 83 stores in operation at January 31, 1998 was approximately 102,000 square feet. Most of the Company's stores utilize outside selling space for nursery and garden centers. The Company's stores are located in both free-standing locations and shopping centers. In some locations, a HomeBase store shares a center with a membership warehouse club or another large retailer.

Including space for parking, a typical new HomeBase store requires eight to ten acres of land. Construction and site development costs for a new HomeBase store average approximately $5.0 million, land acquisition costs generally range from $2.0 million to $6.0 million, and the initial capital investment for fixtures and equipment averages approximately $1.7 million. In addition to capital expenditures, each new store requires an investment of approximately $2.8 million for inventory (net of accounts payable) and pre-opening expenses.

The Company's home office in Irvine, California occupies 164,000 square feet under a lease expiring July 24, 2004, with options to extend the lease through July 24, 2019. The Company's consolidation and distribution center in Rancho Cucamonga, California occupies 410,000 square feet under a lease expiring March 31, 1999, with options to extend the lease through March 31, 2009.

Item 3. Legal Proceedings

The Company is involved in various legal proceedings incident to the nature of its business. Although it is not possible to predict the outcome of these proceedings, or any claims against the Company related thereto, the Company believes that such proceedings will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1997.

Item 4A. Executive Officers of the Registrant

The following persons are the executive officers of the Company as of the date hereof:

---------------------------- ------ ------------------------------------------------------------------------
                                                             Office and Employment
Name                          Age                           During Last Five Years
---------------------------- ------ ------------------------------------------------------------------------
Herbert J. Zarkin              59   Chairman  of the Board of the Company since July 1997 and Director of the Company since May 1993;  President, Chief Executive Officer of the
                                    Company  (May 1993 - July 1997); President  of BJ's (1990 - May 1993);
                                    Executive Vice President of the Company (1989 - 1993).

Allan P. Sherman               53   President,  Chief  Executive  Officer and Director of the Company since
                                    July 1997;  Executive  Vice  President  of the Company (May 1993 - July
                                    1997);  President  of  the  HomeBase  division  (September  1993 - July
                                    1997);  President  of BJ's (May 1993 -  September  1993);  Senior  Vice
                                    President  and  General  Merchandise  Manager--Non-Food  of BJ's (1991 -
                                    1993).


Thomas F. Gallagher            46   Executive Vice President,  Store Operations since July 1997;  Executive
                                    Vice  President,  Store  Operations  of the HomeBase  division  (1996 -
                                    1997);  Vice  President,  Sales  Operations  of  BJ's  (1993  -  1996);
                                    Assistant Vice President, Regional Manager of BJ's (1991 - 1993).


William B. Langsdorf           41   Executive Vice President and Chief Financial Officer since July 1997;
                                    Senior  Vice   President,   Finance  of  the HomeBase division
                                    (1993 - 1997); Assistant Vice President, Finance of the HomeBase
                                    division (1991 - 1993).


Scott L. Richards              40   Executive  Vice  President,  Merchandising  since July 1997;  Executive
                                    Vice President,  Merchandising of the HomeBase  division (1996 - 1997);
                                    Vice President,  Merchandising of the HomeBase  division (1993 - 1996);
                                    Buyer for the HomeBase division (1991 - 1993).


John L. Price                  47   Vice  President,   General  Counsel  and  Secretary  since  July  1997;
                                    Assistant  General  Counsel of 20th Century  Industries  (1995 - 1997);
                                    private legal practice (1991 - 1995).
---------------------------- ------ ------------------------------------------------------------------------

All officers hold office until the next annual meeting of the Board of Directors in May 1998 and until their successors are elected and qualified.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

 The common stock of HomeBase, Inc. (the "Company"), formerly Waban Inc., is listed on the New York Stock Exchange (symbol HBI). The following are the quarterly high and low stock prices for the fiscal years ending January 31, 1998 and January 25, 1997:

--------------------------------------- --------------------------------- ----------------------------------
                                               Fiscal Year Ended                  Fiscal Year Ended
               Quarters                         January 31, 1998                  January 25, 1997
--------------------------------------- --------------------------------- ----------------------------------

                                              High              Low             High              Low

First                                        29 1/2           26 5/8            27 1/8           18 3/4
Second                                       35 5/16          26 3/8            28               17 7/8
Third (1)                                    35 15/16          7 11/16          27 5/8           18 3/8
Fourth (1)                                   10 1/16           6 3/4            28 3/8           25
--------------------------------------- ---------------- ---------------- ---------------- -----------------

(1) On July 26, 1997, the Company transferred all of the net assets of its BJ's Wholesale Club division ("BJ's") to BJ's Wholesale Club, Inc. ("BJI"). On July 28, 1997, the Company distributed to its stockholders, on a pro-rata basis, all of the outstanding common stock of BJI (the "Distribution"). In connection with the Distribution, the Company changed its name from Waban Inc. to HomeBase, Inc. The Company and BJI are now independent public companies separately traded on the New York Stock Exchange. Stock prices on or before July 28, 1997 have not been restated to reflect the Distribution.

The number of stockholders of record at March 16, 1998 was 3,411.

The Company has never paid or declared a cash dividend and the Company does not intend to pay or declare any cash dividends on the Common Stock in the future. The Senior Bank Facility does not permit the Company to pay cash dividends. The declaration of and payment of dividends by the Company will be at the discretion of the Board of Directors.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

The following selected consolidated financial and operating data of the Company for each of the four fiscal years in the period ended January 31, 1998 are extracted or derived from the audited Consolidated Financial Statements, and the notes thereto, of the Company, which have been audited by Coopers & Lybrand L.L.P., independent accountants. The selected consolidated financial and operating data of the Company for the fiscal year ended January 29, 1994 is extracted or derived from the unaudited Consolidated Financial Statements of the Company, which in the opinion of management, reflect all material adjustments, consisting of only normal recurring adjustments necessary for a fair presentation of such data. The selected consolidated financial and operating data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations--The Company" and the Consolidated Financial Statements and the notes thereto.

                                                                                     Fiscal Year Ended
---------------------------------------------------------------------------------------------------------------------------------
                                                            January 31,  January 25,   January 27,   January 28,   January 29,
(Dollars in thousands, except per share data)                  1998          1997          1996          1995          1994
---------------------------------------------------------------------------------------------------------------------------------
                                                           (53 Weeks)
Income Statement Data:
  Net sales                                                 $1,477,442   $1,452,696    $1,448,776    $1,357,190    $1,585,956

  Cost of sales, including buying and occupancy costs        1,159,253    1,136,997     1,124,460     1,056,620     1,279,084
---------------------------------------------------------------------------------------------------------------------------------
  Gross profit                                                 318,189      315,699       324,316       300,570       306,872

  Selling, general and administrative expenses                 287,181      277,841       275,655       248,112       272,256

  Store closures, restructuring, and other charges              27,000            -             -             -       101,133
---------------------------------------------------------------------------------------------------------------------------------
  Operating income (loss)                                        4,008       37,858        48,661        52,458       (66,517)

  Interest on debt and capital leases (net)                      5,136       10,506         8,790         9,125         7,661
---------------------------------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations before income
     taxes and extraordinary loss and accounting change         (1,128)      27,352        39,871        43,333       (74,178)


  Provision (benefit) for income taxes                            (445)      11,005        15,386        16,395       (30,733)
---------------------------------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations before
     extraordinary loss and accounting change                     (683)      16,347        24,485        26,938       (43,445)

  Income from discontinued operations, net of income taxes      20,575       60,313        48,492        38,052        26,865

  Extraordinary loss on early extinquishment of debt, net
     of income taxes                                            (8,663)           -             -             -             -

  Cumulative effect of change in accounting principle, net
     of income taxes                                                 -            -             -             -        (1,202)
---------------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                         $   11,229   $   76,660    $   72,977    $   64,990    $  (17,782)
=================================================================================================================================

Basic net income (loss) per share (1):
  Income (loss) from continuing operations before
extraordinary                                               $    (0.02)  $     0.50    $     0.74    $     0.81    $    (1.31)
   loss and accounting change
  Income from discontinued operations                             0.57         1.83          1.47          1.15          0.81
  Extraordinary loss                                             (0.24)           -             -             -             -
  Cumulative effect of change in accounting principle                -            -             -             -         (0.04)
---------------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                         $     0.31   $     2.33    $     2.21    $     1.96    $    (0.54)
=================================================================================================================================

Diluted net income (loss) per share (1):
  Income (loss) from continuing operations before
extraordinary                                               $    (0.02)  $     0.49    $     0.74    $     0.81    $    (1.31)
   loss and accounting change
  Income from discontinued operations                             0.57         1.82          1.46          1.14          0.81
  Extraordinary loss                                             (0.24)           -             -             -             -
  Cumulative effect of change in accounting principle                -            -             -             -         (0.04)
---------------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                         $     0.31   $     2.31    $     2.20    $     1.95    $    (0.54)
=================================================================================================================================

Shares used in computation of net income (loss) per share:
  (In thousands)
    Basic                                                       35,770       32,839        33,014        33,143        33,082
    Diluted                                                     35,770       33,205        33,220        33,405        33,082

Balance Sheet Data:
Working capital                                             $  240,828   $  275,842    $  265,450    $  308,749    $  213,315
Net assets of discontinued operations (2)                            -      423,688       403,713       322,945       301,958
Total assets                                                   715,608    1,077,059     1,066,188     1,011,705       873,478
Long-term debt and obligations under capital leases            115,963      242,548       255,803       269,223       185,566
Stockholders' equity                                           359,667      631,925       555,120       488,089       420,492

Stores open at end of period                                        83           84            79            77            82
---------------------------------------------------------------------------------------------------------------------------------

(1) The Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("SFAS 128") in fiscal 1997. All net income (loss) per share amounts for all periods presented have been restated to conform to SFAS 128 requirements
(2) On July 26, 1997, the Company transferred all of the net assets of BJ's to BJI and on July 28, 1997, the Company completed the Distribution.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Organization and Presentation

On July 26, 1997, HomeBase, Inc. (the "Company"), formerly known as Waban Inc., transferred all of the net assets of its BJ's Wholesale Club division ("BJ's") to BJ's Wholesale Club, Inc. ("BJI"). On July 28, 1997, the Company distributed to its stockholders, on a pro-rata basis, all of the outstanding common stock of BJI (the "Distribution"). The financial statements for the periods presented have been restated to present BJ's as a discontinued operation. Income from discontinued operations for the fiscal year ended January 31, 1998 includes transaction costs of $5.0 million (net of tax) incurred in connection with the Distribution. The discussion which follows pertains to the continuing operations of the Company, unless otherwise noted.

The Company operates within a conventional 52 or 53 week accounting fiscal year which ends on the last Saturday in January. The 53 weeks ended January 31, 1998 is referred to herein as "fiscal 1997". The 52 weeks ended January 25, 1997 and January 27, 1996 are referred to herein as "fiscal 1996" and "fiscal 1995", respectively.

The following table presents the results of operations for the periods indicated as a percentage of net sales.

                                                                       Fiscal Year Ended
-----------------------------------------------------------------------------------------------------------
                                                        January 31,       January 25,      January 27,
                                                           1998              1997              1996
-----------------------------------------------------------------------------------------------------------

Net sales                                                 100.0%            100.0%             100.0%

Cost of sales, including buying and occupancy
   costs                                                   78.5              78.3               77.6
-----------------------------------------------------------------------------------------------------------
Gross profit                                               21.5              21.7               22.4

Selling, general and administrative expenses               19.4              19.1               19.0

Store closures and other charges                            1.8                 -                  -
-----------------------------------------------------------------------------------------------------------
Operating income                                            0.3               2.6                3.4

Interest on debt and capital leases (net)                   0.3               0.7                0.6
-----------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before
   income taxes and extraordinary loss                        -               1.9                2.8

Provision (benefit) for income taxes                          -               0.8                1.1
-----------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before
   extraordinary loss                                         -               1.1                1.7

Income from discontinued operations, net of
   income taxes                                             1.4               4.2                3.3
-----------------------------------------------------------------------------------------------------------
Income before extraordinary loss                            1.4               5.3                5.0

Extraordinary loss on early extinguishment of
   debt, net of income taxes                               (0.6)                -                  -
-----------------------------------------------------------------------------------------------------------
Net income                                                  0.8%              5.3%               5.0%
===========================================================================================================

Fiscal Year Ended January 31, 1998 Compared to Fiscal Years Ended January 25, 1997 and January 27, 1996

Net Sales

Fiscal 1997 consisted of 53 weeks compared to 52 weeks in each of fiscal 1996 and fiscal 1995. Net sales for fiscal 1997 increased 1.7% to $1,477.4 million from $1,452.7 million in fiscal 1996, and increased 2.0% from $1,448.8 million in fiscal 1995. The increase in net sales over these periods was primarily attributable to new store openings plus the additional week of sales in fiscal 1997, partially offset by declines in comparable store sales and by store closures. During fiscal 1997, 1996 and 1995, two, five and four stores were opened, respectively, and three, zero and two stores were closed, respectively.

Comparable store sales declined 1.7% and 5.2% in fiscal 1997 and 1996, respectively. The declines were primarily attributable to increased competition in many of the markets in which the Company operates. The comparable store sales decline in fiscal 1997 was also attributable to extensive remodel construction, especially in the fourth quarter. The comparable store sales decline in fiscal 1996 was also attributable to the relative weakness in the Southern California housing market.

Cost of Sales

Cost of sales, which includes buying and occupancy costs, was 78.5% of net sales in fiscal 1997, compared to 78.3% in fiscal 1996 and 77.6% in fiscal 1995. The increase as a percent of net sales is primarily due to a combination of slightly lower average selling margins, which were impacted by competitive conditions, and somewhat higher buying and occupancy costs as a percentage of sales, due to comparable store sales declines.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") was 19.4% of net sales in fiscal 1997, compared to 19.1.% in fiscal 1996 and 19.0% in fiscal 1995. The increase as a percent of net sales is primarily attributable to higher remodel related costs in fiscal 1997, primarily incurred in the fourth quarter, partially offset by lower preopening costs due to fewer stores being opened in fiscal 1997.

In October 1997, the Board of Directors approved an accelerated growth strategy that included the remodeling of the remaining 17 stores in the Company's remodel program over the following six months and increasing the rate of new store openings. The Company expects that the remodeling of 16 of the remaining 17 stores will be completed in the first quarter of fiscal 1998, with the remodeling of the final store being completed in the third quarter of fiscal 1998. As a result of the acceleration of remodels, the Company incurred remodel related costs of approximately $4 million in the fourth quarter of fiscal 1997, and expects to incur a similar amount in the first quarter of fiscal 1998.

Store Closures and Other Charges

In connection with the accelerated growth strategy, the Board of Directors also approved the closure of three under-performing stores. In the third quarter of fiscal 1997, the Company recorded store closures and other charges of $27.0 million, consisting of $22.3 million for store closures and other related settlement costs, a $3.0 million increase in the fiscal 1993 restructuring reserve and $1.7 million in asset impairment charges.

Costs included in the reserve for store closures primarily include lease obligations on closed facilities, write-downs of fixed assets and other related settlement costs. The Company closed two stores in the fourth quarter of fiscal 1997 and expects to close a third store by the end of fiscal 1999. The Company increased the fiscal 1993 restructuring reserve by $3.0 million for additional lease obligations due to delays in obtaining subleases at terms acceptable to the Company.

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of the individual stores. The Company's quarterly SFAS 121 analysis performed in the third quarter of fiscal 1997 indicated that the long-lived assets at two stores were impaired. Accordingly, the Company estimated the fair value of these assets based on their estimated salvage value and recorded an impairment charge of $1.7 million, which is included in store closures and other charges.

Interest on Debt and Capital Leases, Net

Interest on debt and capital leases, net, was $5.1 million in fiscal 1997 compared to $10.5 million in fiscal 1996 and $8.8 million in fiscal 1995. Interest on debt and capital leases is presented net of interest and investment income of $2.6 million, $1.8 million and $5.9 million in fiscal 1997, 1996 and 1995, respectively. Net interest expense excludes capitalized interest of $0, $0.9 million and $1.6 million in fiscal 1997, 1996 and 1995, respectively. Interest expense was allocated to discontinued operations based on the ratio of BJ's net assets to the sum of consolidated net assets plus consolidated debt.

The decline in net interest expense in fiscal 1997 from fiscal 1996 is primarily attributed to lower average outstanding debt balances in fiscal 1997. In July 1997, $106.7 million of the Company's 6.5% convertible subordinated debentures was converted into common stock and the remaining $0.2 million was redeemed for cash. Also in July 1997, the Company repaid all of its 9.58% senior notes due May 31, 1998, totaling $12.0 million, and pursuant to a tender offer, repaid $93.4 million of its 11% senior subordinated notes due May 15, 2004, replacing this debt with short-term bank borrowings. BJI assumed $72 million of the bank borrowings at the time of the Distribution.

The increase in net interest expense in fiscal 1996 from fiscal 1995 is primarily attributed to lower investment income due to decreased investments in marketable securities. Partially offsetting the increase in net interest expense was a lower amount of interest capitalized in fiscal 1996 compared to fiscal 1995, and lower average outstanding debt balances in fiscal 1996.

Income Tax Provision (Benefit)

The income tax rate for income from continuing operations was 39.5% in fiscal 1997 compared to 40.2% in fiscal 1996 and 38.6% in fiscal 1995. The lower effective rate in fiscal 1997 is primarily attributed to a decrease in the effective tax rate in the state of California, where most of the Company's stores are located. The increase in the effective rate in fiscal 1996 from fiscal 1995 is primarily attributed to a lower level of tax-exempt investments in fiscal 1996 than in fiscal 1995.

Income (Loss) From Continuing Operations Before Extraordinary Loss

Income (loss) from continuing operations before extraordinary loss for fiscal 1997 was $(0.7) million, or $(0.02) per share, diluted, compared to $16.3 million, or $0.49 per share, diluted, and $24.5 million, or $0.74 per share, diluted, in fiscal 1996 and 1995, respectively. Excluding store closures and other charges, income from continuing operations for fiscal 1997 was $15.6 million, or $0.44 per share, diluted.

Excluding store closures and other charges, income (loss) from continuing operations for fiscal 1997 as a percentage of net sales was 1.1%, compared to 1.1% in fiscal 1996 and 1.7% in fiscal 1995. The fiscal 1997 percentage, when compared to fiscal 1996, reflects a slightly lower gross profit percentage, slightly higher SG&A and lower interest expense, as described above. The decline in fiscal 1996 from fiscal 1995 is primarily attributed to a lower gross profit percentage, slightly higher SG&A and interest expense and a slightly higher tax provision rate.

Income from continuing operations includes all of the corporate overhead expenses incurred by the Company prior to the Distribution and an allocation of the Company's interest expense prior to the Distribution. As a result of the Distribution, the conversion of the convertible subordinated debt into common stock and the refinancing of $112 million of other indebtedness, income from continuing operations for periods preceding the Distribution is not comparable to the Company's income from continuing operations after the Distribution.

Net Income

Net income in fiscal 1997 was $11.2 million, or $0.31 per share, diluted, compared to $76.7 million, or $2.31 per share, diluted, in fiscal 1996 and $73.0 million, or $2.20 per share, diluted, in fiscal 1995. These amounts include income from discontinued operations for periods prior to the Distribution.

Income from discontinued operations in fiscal 1997, which includes the net income of BJ's for the first six months, reduced by $5.0 million of transaction costs, net of tax, incurred in connection with the Distribution, was $20.6 million, or $0.57 per share, diluted, compared to $60.3 million, or $1.82 per share, diluted, in fiscal 1996 and $48.5 million, or $1.46 per share, diluted, in fiscal 1995.

The results for fiscal 1997 include an extraordinary loss of $8.7 million, net of tax, recorded in July 1997, associated with the early extinguishment of the Company's 9.58% senior notes due May 31, 1998 and of $93.4 million of its 11% senior subordinated notes due May 15, 2004.

Restructuring Reserves

As of January 25, 1997, $13.5 million of the Company's fiscal 1993 restructuring charge remained accrued on the Company's consolidated balance sheet. During fiscal 1997, the Company incurred cash expenditures of $3.5 million, primarily for lease obligations on closed facilities, and non-cash charges of $0.3 million for write-downs of fixed assets. As of January 31, 1998, $12.7 million remained accrued on the Company's consolidated balance sheet (including $3.0 million in fiscal 1997 additions to the reserve), consisting primarily of lease obligations on closed facilities, which extend through 2007.

Year 2000 Compliance

Since many of the Company's older computer software programs recognize only the last two digits of the year in any date (e.g. "98" for 1998), some software programs may fail to operate properly in the year 2000 if they are not reprogrammed or replaced (the "Year 2000 Problem"). This could result in errors and miscalculations or even system failure causing disruptions in everyday business activities and transactions. Early in fiscal 1996, the Company commenced a program designed to timely mitigate and/or prevent the adverse effects of the Year 2000 Problem and to pursue compliance with vendors. The Company believes that more than 60% of its programs are now Year 2000 compliant, and that it will be more than 80% Year 2000 compliant by the second quarter of fiscal 1998, including all financial and accounting systems. The Company expects that all remaining systems will be Year 2000 compliant by the end of fiscal 1998. This program is primarily being completed with internal resources. As a result, the Company does not believe that achieving Year 2000 compliance will have a material impact on the Company's financial position, liquidity or results of operations.

Seasonality

The Company's business is subject to seasonal influences. Sales and profits have typically been lower in the first and fourth quarters of the fiscal year and higher in the second and third quarters, which include the most active seasons for home improvement sales.

Recent Accounting Standards

Preopening costs consist of direct incremental costs of opening a facility and are charged to operations within the fiscal year that a new store opens. The American Institute of Certified Public Accountants recently approved the
Statement of Position ("SOP") entitled "Reporting on the Cost of Start-Up Activities." The SOP, which will require entities to expense as incurred start-up and preopening costs that are not otherwise capitalizable as long-lived assets, is expected to be effective for fiscal years beginning after December 15, 1998. The Company plans to adopt this SOP in the first quarter of fiscal 1998, which will not have a material impact on the Company's results of operations. No amounts were deferred at January 31, 1998.

The Company adopted SFAS 128 in fiscal 1997. All prior period net income per share figures have been restated to conform to the requirements of SFAS 128.

In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") was issued. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The Company currently does not have items of a material nature that would require presentation in a separate statement of comprehensive income.

In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") was issued. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. The provisions of SFAS 131 are effective for fiscal years beginning after December 15, 1997. The Company does not currently have any reportable segments as defined in SFAS 131.

Pro forma Financial Information (Unaudited)

Presented below are tables that recast income from continuing operations on a pro forma basis to reflect the estimated effects of the Distribution, which include reductions in administrative expenses and interest costs. On this pro forma basis, income from continuing operations for fiscal 1997 (which includes the actual results for the six months ended January 31, 1998 after the Distribution) was $1.5 million, compared to $21.8 million for fiscal 1996. Excluding store closures and other charges, pro forma income from continuing operations in fiscal 1997 was $17.8 million, or $0.47 per share, diluted.

The following unaudited pro forma financial information for the six quarters ended July 26, 1997 is based on management's good faith estimate of what the Company's operating performance would have been as a stand-alone corporation, and is provided for comparative analytical purposes only. Also shown are the actual results for the quarters ended October 25, 1997 and January 31, 1998, after the Distribution. Selling, general, and administrative expenses reflect a pro forma estimate of costs that the Company would have incurred related to corporate overhead activities performed by the Company's corporate staff prior to the Distribution. These costs, estimated at $5.8 million in fiscal 1997 and 1996, have been allocated evenly between quarters. Pro forma interest expense for all periods assumes that the capital structure that was established immediately after the Distribution had been in place for all periods presented. The components of interest expense are capital lease interest, mortgage interest, and credit agreement costs, all of which have been spread evenly by quarter, and bank borrowing interest expense, which has been spread to reflect the typical seasonal requirements of the business. The average estimated draw under the revolving credit facility is assumed to be $23 million. These unaudited financial data do not purport to represent the actual changes in the historical cash/borrowing position. The provision for income taxes is estimated at 39.8%. The number of shares used in the calculation of pro forma diluted net income (loss) per share is 37.9 million for all periods shown, except for the quarters ended October 25, 1997 and January 31, 1998, and the year ended January 31, 1998, which reflect the actual weighted average shares outstanding of 37.6 million. Common stock equivalents are considered antidilutive and are excluded from this calculation. All pro forma adjustments are based upon available information and assumptions that management believes are reasonable under the circumstances. This information does not purport to represent what the results of operations of the Company would have actually been if the Distribution had in fact been consummated in prior periods or at any future date or what the results of operations of the Company will be for any future period.

The pro forma results for the Company are as follows:

Fiscal Year Ended January 31, 1998


                                                         Quarter Ended
-------------------------------- --------------- -------------- ------------- ------------  ------------------
                                     April 26,       July 26,     October 25,  January 31,
(In thousands, except per share        1997           1997           1997          1998          Full Year
 amounts)                          (Pro forma)     (Pro forma)     (Actual)      (Actual)       (Pro forma)
-------------------------------- --------------- -------------- ------------- ------------  ------------------
                                                                               (14 Weeks)      (53 Weeks)
Net Sales                        $   360,204     $   420,404    $   368,432   $   328,402    $   1,477,442
Cost of sales, including
  buying and occupancy
  costs                              282,259         327,049        289,527       260,409        1,159,244
Selling, general and
  administrative expenses             70,642          72,768         68,635        73,835          285,880
Store closures and other
  charges                                  -               -         27,000             -           27,000
-------------------------------- --------------- ------------- -------------- ------------  ------------------
Operating income (loss)                7,303          20,587        (16,730)       (5,842)           5,318
Interest on debt and
  capital leases, net                  1,012             853            355           608            2,828
Provision (benefit) for
  income taxes                         2,504           7,854         (6,797)       (2,566)             995
================================ =============== ============= ============== ============  ==================
Income (loss) from
  continuing operations          $     3,787     $    11,880   $    (10,288)  $    (3,884)   $       1,495
================================ =============== ============= ============== ============  ==================

Diluted net income (loss)
  per share from  continuing
  operations                     $      0.10     $      0.31   $      (0.27)  $     (0.10)   $        0.04
================================ =============== ============= ============== ============  ==================

Fiscal Year Ended January 25, 1997


                                                       Quarter Ended
------------------------------- -------------- ------------- -------------- ------------- -------------------
                                  April 27,      July 27,      October 26,   January 25,
 (In  thousands, except  per        1996           1996           1996           1996          Full Year
  share amounts)                 (Pro forma)    (Pro forma)    (Pro forma)   (Pro forma)      (Pro forma)
------------------------------- -------------- ------------- -------------- ------------- -------------------

Net sales                       $   352,242    $    424,271  $    366,410    $   309,773     $   1,452,696
Cost of sales, including
   buying and occupancy
   costs                            272,484         328,602       287,973        247,938         1,136,997
Selling, general and
   administrative expenses           72,953          74,181        67,878         61,363           276,375
------------------------------- -------------- ------------- -------------- ------------- -------------------
Operating income                      6,805          21,488        10,559            472            39,234
Interest on debt and capital
   leases, net                        1,012             853           771          1,153             3,789
Provision (benefit) for
   income taxes                       2,306           8,213         3,896           (272)           14,143
------------------------------- -------------- ------------- -------------- ------------- -------------------
Income (loss) from
   continuing operations        $     3,487    $     12,422  $      5,892    $      (409)    $      21,392
=============================== ============== ============= ============== ============= ===================

Diluted net income (loss)
   per share from
   continuing operations        $      0.09    $       0.33  $       0.16    $     (0.01)    $        0.56
=============================== ============== ============= ============== ============= ===================

Liquidity and Capital Resources

Cash and cash equivalents and marketable securities classified as available for sale totaled $50.1 million as of January 31, 1998. Cash flow from operations and amounts available under the Company's revolving credit facility are the Company's principal sources of liquidity.

In July 1997, the Company entered into a new $125 million credit agreement ("New Credit Agreement") with a group of banks which expires July 9, 2000. This agreement replaced the Company's $150 million credit facility which was scheduled to expire March 30, 1999, but was terminated immediately following the Distribution. In October 1997, the New Credit Agreement was amended and the total facility was reduced to $90 million. The New Credit Agreement includes a $40 million sub-facility for letters of credit and is collateralized by inventory and accounts receivable. The Company is required to pay an annual facility fee which is currently 0.35% of the total commitment. Interest on borrowings is payable at the Company's option either at (a) the Eurodollar rate plus a margin, which is currently 1.45%, or (b) the agent bank's prime rate plus a margin, which is currently 0.2%. The facility fee and borrowing margins are subject to adjustment based upon the Company's fixed-charge coverage ratio. The credit facility is subject to certain covenants which include minimum tangible net worth and fixed-charge coverage requirements, a maximum funded debt-to-capital limitation, and a prohibition on the payment of cash dividends.

At January 31, 1998, the Company had no borrowings under its revolving facility, and had $20.9 million of letters of credit outstanding. At April 2, 1998, the Company had $71.8 million available for borrowing under the revolving facility.

During fiscal 1997, net cash provided by operating activities of continuing operations was $51.2 million compared to net cash used of $17.7 million in fiscal 1996. The increase in fiscal 1997 was primarily attributable to a higher accounts payable-to-inventory ratio and higher accrued expenses at the end of fiscal 1997 relative to fiscal 1996.

Net cash used in investing activities of continuing operations was $38.8 million in fiscal 1997 compared to net cash used of $23.8 million in fiscal 1996. Investing activities primarily consist of capital expenditures and investments in marketable securities.

Fiscal 1997 capital expenditures for continuing operations were $26.4 million compared to $48.4 million in fiscal 1996. During fiscal 1997, the Company opened two new stores and closed three stores. In fiscal 1996, the Company opened five new stores. Capital expenditures for fiscal 1997 also include the remodeling of 25 stores (eight of which had been completed before year end), compared to capital expenditures for the remodeling of 16 stores (14 of which had been completed before year end) in fiscal 1996. The Company's capital expenditures are expected to total approximately $45 million to $55 million in fiscal 1998. The timing of actual store openings and renovations and the amount of related expenditures could vary from these estimates due, among other things, to the complexity of the real estate development process.

As a result of the Company's accelerated growth strategy, the Company incurred remodel related costs of approximately $4 million in the fourth quarter of fiscal 1997 and expects to incur a similar amount in the first quarter of fiscal 1998.

During fiscal 1997, the Company had net purchases of $12.8 million of marketable securities, compared to net proceeds of $20.2 million in fiscal 1996. Fiscal 1997 purchases of marketable securities includes $7.7 million of US Treasury securities, which the Company deposited in escrow with the trustee of its 11% senior subordinated notes to cover interest and principal payments for the outstanding notes balance of $6.6 million at January 31, 1998.

Net cash used in financing activities of continuing operations was $35.0 million for fiscal 1997, compared to net cash used of $15.6 million in fiscal 1996. Fiscal 1997 activities primarily consisted of repayment of $130.7 million in long-term debt, including approximately $12.7 million of call premiums, and cash paid to BJ's of $5.0 million in connection with the Distribution. Partially offsetting these payments were proceeds from the sale and issuance of common stock of $5.8 million, and net proceeds of approximately $96 million from the private placement of a $100 million 5.25% convertible debt offering.

During the second quarter of fiscal 1997, the Company repaid its 9.58% senior notes totaling $24.0 million (including $12.0 million then currently due and $12.0 million due May 15, 1998), and repaid $93.4 million of its 11% senior subordinated notes, replacing this debt with $96 million of short-term bank borrowings. BJI assumed $72 million of the bank borrowings at the time of the Distribution. A total of $6.6 million of the Company's 11% senior subordinated notes remains outstanding, which the Company intends to call and repay on May 15, 1999, with the maturities of the US Treasury Securities deposited with the trustee of the notes.

During the quarter ended July 26, 1997, $106.7 million of the Company's 6.5% convertible subordinated debentures was converted into common stock and the remaining $0.2 million was redeemed for cash.

On November 17, 1997, the Company completed the private placement of $100 million, 5.25% convertible subordinated notes due November 1, 2004 through a Rule 144A/Regulation S offering, and received approximately $96 million, net of debt issue costs. The Company subsequently filed a registration statement on Form S-3, which was declared effective on February 10, 1998, registering the notes and the common stock into which the notes are convertible. The notes are convertible, subject to adjustment in certain events, into approximately 9.8 million shares of the Company's common stock at a conversion price of $10.22 per share at any time after February 15, 1998 and prior to maturity unless earlier redeemed or repurchased. Subsequent to November 1, 2000, the notes are redeemable at the option of the Company, in whole or in part, initially at 103.15% of principal and thereafter at prices declining to 100% on or after November 1, 2003, together with accrued interest. Interest is payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 1998. The Company intends to use the proceeds to finance its accelerated growth strategy and for general corporate purposes.

The Company expects that its current resources, including the revolving facility, together with anticipated cash flow from operations, will be sufficient to finance its operations and capital expenditures through January 30, 1999.

Forward-Looking Information

This report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, the words "believe," "estimate," "expect," "anticipate," "plans," and similar expressions are intended to identify forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those expected. Although the Company believes that comments reflected in such forward-looking statements are reasonable, they are based on information existing at the time made. Important factors that could cause actual results to differ materially from expectations include, but are not limited to, the successful implementation of the Company's accelerated growth strategy, general economic conditions prevailing in the Company's markets, competition and other factors included below.

Risk Factors

Risks Associated with Accelerated Growth Strategy.

The Company is implementing a strategy designed to strengthen its market position in the western United States and improve its profitability. Specifically, the Company completed the remodeling of eight stores during fiscal 1997, and expects to complete the remodeling of 16 stores in the first quarter of fiscal 1998 and one store in the third quarter of fiscal 1998. The Company may continue to experience a negative impact on sales and margins at stores being remodeled during the remodel period. In addition, the Company intends to increase the pace of new store openings. There can be no assurance that the Company will be able to complete this remodeling program on schedule or within budget or that remodeled stores will realize an improvement in net sales.

The Company opened two new stores in fiscal 1997 and intends to open two new stores during fiscal 1998. The Company expects to open between eight and 10 stores in each of fiscal 1999 and fiscal 2000. The Company estimates that it will cost approximately $4.5 million to open each of these new stores (excluding land acquisition and building development costs). The Company's ability to open new stores on a timely and profitable basis is subject to various contingencies, some of which are beyond the Company's control. These contingencies include the Company's ability to (i) find suitable new warehouse store locations of sufficient size and at acceptable prices, (ii) acquire the necessary governmental and regulatory permits and approvals, including zoning and development permits, (iii) construct the warehouse stores at budgeted cost and in a timely manner, (iv) hire and train sufficient numbers of qualified store managers and staff for new stores, and (v) integrate these new warehouse stores into the Company's operations. There can be no assurance that the Company will achieve its planned expansion or that the Company's new or remodeled stores will achieve sales, gross profit or operating income comparable to existing stores. Although the Company's management carefully selects new store locations, there can be no assurance that the opening of additional HomeBase stores in existing markets will not negatively impact sales at existing HomeBase locations.

The accelerated growth strategy will require an increase in Company personnel, particularly store managers and sales associates, who possess the training and experience necessary to meet the Company's customer service standards. The Company may find it difficult to attract, develop and retain the personnel necessary to pursue its growth strategy successfully. The Company will also need to continually evaluate the adequacy of its management information systems, including its inventory control and distribution systems, and in the future may need to upgrade or reconfigure its management information systems to support its planned expansion. Moreover, as the Company grows, it will need to continually analyze the sufficiency of its warehouse and distribution space and may require additional facilities to support such growth. The inability of the Company to attract and retain the necessary personnel, to expand and enhance its management information systems, or to increase its warehouse and distribution space could have a material adverse effect on the Company's results of operations and financial condition.

The Company's operating results and financial condition could be materially adversely affected if it encounters difficulties in implementing any part of its accelerated growth strategy. There can be no assurance that the Company will be able to successfully implement its accelerated growth strategy or that such strategy, if successfully implemented, will result in an improvement of the Company's operating results.

Competition.

The home improvement, hardware and garden businesses are highly competitive.
The Company competes with a large number and variety of wholesalers and retailers, including several large national chains in the home improvement warehouse merchandising business, some of which have significantly greater financial and marketing resources than the Company. Major competitors of the Company that use the warehouse store format include The Home Depot, Inc., Eagle Hardware & Garden, Inc. and Builder's Square (a division of Hechinger Company).

Competition exists primarily in the areas of price, product selection, location, service and name recognition. Competitive factors could require price reductions or cause an increase in operating costs, including increases in expenditures for marketing and customer service, that would adversely affect the Company's operating results. The Company will also experience competition for qualified personnel and for suitable new store locations of sufficient size at acceptable prices.

Some markets in which the Company currently operates or might operate in the future may already be at or near the saturation point in terms of home improvement stores. Certain of the Company's principal competitors appear to have a strategy of clustering stores within or saturating markets in which they operate, or of placing their warehouse stores so close to the Company's stores as to directly challenge the Company's competitive position in such markets. Such strategies could have a material adverse effect on the Company's current operations and upon the profitability of the Company's accelerated growth strategy. Approximately 95% of the Company's stores have at least one home improvement warehouse retailer within their trading area at an average distance of approximately three miles. The Company expects that its existing competitors, some of whom either have expansion plans in place or may seek to imitate the Company's strategy, will open additional stores in the Company's current market areas, which could adversely affect the Company's competitive position.

Absence of Operating History as a Separate  Company.

Prior to the Distribution, the business of the Company was operated as a division of a much larger company, and therefore, the Company does not have a significant operating history as a separate stand-alone company. Prior to the Distribution, BJ's and the HomeBase division each had access to the cash flow generated by the other and to the Company's combined credit, which was based on the combined assets and operating results of BJ's and the HomeBase division.
The ability of the Company to access credit facilities and capital markets in the future will depend on its financial performance as a separate stand-alone company. To the extent the Company experiences reduced access to capital or higher capital costs, the Company may have difficulty financing its growth strategy, which could have a material adverse effect on the Company's results of operations and financial condition.

Reliance on Certain Markets.

The Company's home improvement stores are located in the western United States, with more than half of them in California. The Company has been adversely affected from time to time by economic downturns experienced in its geographic markets, and future economic downturns in such regions could adversely affect the Company. In particular, the performance of the Company's stores in recent years has been affected by the downturn in the Southern California housing market. Although the Company believes that the Southern California housing market is experiencing a recovery, there is no assurance that such recovery will continue or that such recovery, if sustained, would improve the Company's operating results. In addition, the Company is subject to other regional risks, including those related to or arising out of weather conditions, natural disasters, and state and local government regulation. The occurrence of any of the events described above may have a material adverse effect on the Company's results of operations and financial condition, and on its store expansion program.

Declines in Comparable  Store Sales.

A variety of factors affects the Company's same store sales, including, among others, the timing and concentration of new store openings, actions of competitors (including the opening of additional stores in the Company's markets), the retail sales environment, general economic conditions, weather conditions and the Company's ability to execute its business strategy effectively. In recent years, the Company's comparable stores sales have been negatively affected by increased competition and the depressed economic conditions in its major markets, particularly Southern California. There can be no assurance that these and other factors will not result in further declines or fluctuations in comparable store sales, which could have a material adverse effect on the Company's results of operations and financial condition.

Environmental  Risks and  Regulations.

The Company is subject to a variety of federal, state and local governmental laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. Failure to comply with environmental laws could result in the imposition of severe penalties or restrictions on operations by governmental agencies or courts of law, which could adversely affect operations. The Company does not have environmental liability insurance to cover such events. The Company has engaged and may continue to engage in real estate development projects and owns 18 parcels of real estate on which its stores are located. While the Company is unaware of any significant environmental hazard on properties it owns or has owned, or operates or has operated. In the event of any discovery of such hazard, severe penalties, including the costs of remediation, could be sought against the Company, which could have a material adverse effect on the Company's results of operations and financial condition.

Negative  Consequence of Failure to Qualify as Tax Free  Spin-Off.

Prior to the Distribution, the Company received a letter ruling (the "Letter Ruling") from the Internal Revenue Service ("IRS") to the effect that, for Federal income tax purposes, the Distribution and certain related asset transfers would qualify as a spin-off under Section 355 of the Internal Revenue Code of 1986, as amended (the "Code") that would be tax-free to the Company and to the holders of the Company's Common Stock at the time of the Distribution. The Letter Ruling is based on and subject to certain assumptions, facts, representations and advice provided by the Company, BJI, holders of 5% or more of the Company's Common Stock and the Company's financial advisor at the time of the Distribution. Although the Company is not aware of any facts or circumstances that would make such assumptions, facts, representations and advice unobtainable or untrue, certain future events not within the control of the Company and BJI, including, for example, an IRS challenge to the Distribution in the event that BJI or the Company is acquired before the end of fiscal 1998, could cause the Distribution not to qualify for tax-free treatment, resulting in adverse consequences to the Company and to its stockholders.

Potential Conflicts of Interest;  Management Overlap.

The interests of BJI and the Company may conflict due to the ongoing relationships between the companies. Such sources of conflict include the fact that the Company remains liable for certain contractual obligations of BJI, including BJI leases, and the other arrangements between the parties regarding lease liabilities. In addition, Herbert J. Zarkin currently holds the executive offices of Chairman of the Company's Board of Directors and Chairman of BJI's Board of Directors; Lorne R. Waxlax serves as a member of the board of directors of both the Company and BJI; and Edward J. Weisberger serves as an officer and director of both the Company and BJI. Appropriate procedures are being followed by the Company's Board of Directors to limit the involvement of Messrs. Zarkin, Weisberger and Waxlax in conflict situations, including requiring them to abstain from voting as directors of the Company on certain matters.

Repurchase of Notes at the Option of Holders Upon a Change of Control; Non-availability of Funds.

In the event of a Change of Control, as defined, each holder of the Company's $100 million 5.25% Senior Subordinated Notes (the "Notes") has the right to require the Company to repurchase the Notes in whole or in part at a redemption price of 100% of the principal amount thereof, plus accrued interest to the repurchase date. If a Change of Control were to occur, there can be no assurance that the Company would have the financial resources or be able to arrange financing on acceptable terms to pay the repurchase price for all the Notes as to which the purchase right is exercised. Further, any repurchase in connection with a Change of Control could, depending on the circumstances and absent a waiver from the holders of Senior Debt, be blocked due to the subordination provisions of the Notes. Failure by the Company to repurchase the Notes when required may result in an Event of Default with respect to the Notes (and with respect to Senior Debt) whether or not such repurchase is permitted by the subordination provisions.

Continuing Obligations of the Company for Certain Lease Liabilities After the Distribution. Pursuant to the Distribution, BJI assumed all liabilities to third-party lessors with respect to leases entered into by the Company with respect to BJ's. While the Company will continue to be liable, by law, with respect to such lease liabilities, BJI has agreed to indemnify the Company for such liabilities. However, there is no assurance that BJI will be able to make payments under the indemnity.

Item 8. Financial Statements and Supplementary Data

                      INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Report of Independent Accountants........................................................................................25

Report of Management.....................................................................................................25

Consolidated Statements of Income for the fiscal years ended January 31, 1998,
January 25, 1997 and January 27, 1996....................................................................................26

Consolidated Balance Sheets as of January 31, 1998 and January 25, 1997..................................................27

Consolidated Statements of Cash Flows for the fiscal years ended January 31, 1998,
January 25, 1997 and January 27, 1996....................................................................................28

Consolidated Statements of Stockholders' Equity for the fiscal years ended January 31, 1998,
January 25, 1997 and January 27, 1996....................................................................................29

Notes to Consolidated Financial Statements...............................................................................30

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of HomeBase, Inc.:

We have audited the accompanying consolidated balance sheets of HomeBase, Inc. (formerly Waban Inc.) and subsidiaries as of January 31, 1998 and January 25, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HomeBase, Inc. (formerly Waban Inc.) and subsidiaries as of January 31, 1998 and January 25, 1997, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 1998, in conformity with generally accepted accounting principles.


                                         /s/ COOPERS & LYBRAND, L.L.P.

Los Angeles, California
March 2, 1998


                              REPORT OF MANAGEMENT


The consolidated financial statements and related financial information in this annual report have been prepared by and are the responsibility of management. The consolidated financial statements were prepared in accordance with generally accepted accounting principles and necessarily include amounts which are based upon judgments and estimates made by management.

The company maintains a system of internal controls designed to provide, at appropriate cost, reasonable assurance that the assets are safeguarded, transactions are executed in accordance with management's authorization and the accounting records may be relied upon for the preparation of the consolidated financial statements. The accounting and control systems are continually reviewed by management and modified as necessary in response to changing business conditions and the recommendations of the Company's internal auditors and independent accountants.

The Audit Committee, which is comprised of members of the Board of Directors who are neither officers nor employees, meets periodically with management, the internal auditors and the independent accountants to review matters relating to the Company's financial reporting, the adequacy of internal accounting control and the scope and results of audit work. The internal auditors and the independent accountants have free access to the Committee.

The consolidated financial statements have been audited by Coopers & Lybrand L.L.P., whose opinion as to their fair presentation in accordance with generally accepted accounting principles appears above.



/s/ ALLAN P. SHERMAN                              /s/ WILLIAM B. LANGSDORF

Allan P. Sherman                                  William B. Langsdorf
President and                                     Executive Vice President and
Chief Executive Officer                           Chief Financial Officer

                                 HOMEBASE, INC.
                              (Formerly Waban Inc.)

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                              Fiscal Year Ended
-------------------------------------------------------------------------------------------------------------------
                                                                 January 31,         January 25,       January 27,
                                                                    1998                1997              1996
-------------------------------------------------------------------------------------------------------------------
                                                                 (53 Weeks)

  Net sales                                                   $   1,477,442       $   1,452,696    $    1,448,776

  Cost of sales, including buying and
    occupancy costs                                               1,159,253           1,136,997         1,124,460
-------------------------------------------------------------------------------------------------------------------
  Gross profit                                                      318,189             315,699           324,316

  Selling, general and administrative
    expenses                                                        287,181             277,841           275,655
  Store closures and other charges                                   27,000                   -                 -
-------------------------------------------------------------------------------------------------------------------
  Operating income                                                    4,008              37,858            48,661

  Interest on debt and capital leases (net)                           5,136              10,506             8,790
-------------------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations before
     income taxes and extraordinary loss                             (1,128)             27,352            39,871

  Provision (benefit) for income taxes                                 (445)             11,005            15,386
-------------------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations before
    extraordinary loss                                                 (683)             16,347            24,485

  Income from discontinued operations, net of
    income taxes of $16,496, $38,661, and $31,075                    20,575              60,313            48,492
-------------------------------------------------------------------------------------------------------------------
  Income before extraordinary loss                                   19,892              76,660            72,977

  Extraordinary loss on early extinguishment
    of debt, net of income tax benefit of $5,896                     (8,663)                  -                 -
-------------------------------------------------------------------------------------------------------------------
  Net income                                                  $      11,229       $      76,660     $      72,977
===================================================================================================================

  Basic net income per share:
    Income (loss) from continuing operations before
      extraordinary loss                                      $       (0.02)      $        0.50     $        0.74
    Income from discontinued operations                                0.57                1.83              1.47
    Extraordinary loss                                                (0.24)                  -                 -
-------------------------------------------------------------------------------------------------------------------
    Net income                                                $        0.31       $        2.33     $        2.21
===================================================================================================================

  Diluted net income per share:
    Income (loss) from continuing operations before
      extraordinary loss                                      $       (0.02)      $        0.49     $        0.74
    Income from discontinued operations                                0.57                1.82              1.46
    Extraordinary loss                                                (0.24)                  -                 -
-------------------------------------------------------------------------------------------------------------------
    Net income                                                $        0.31       $        2.31     $        2.20
===================================================================================================================

  Shares used in computation of net income per share:

  Basic                                                              35,770              32,839            33,014
  Diluted                                                            35,770              33,205            33,220

The accompanying notes are an integral part of the consolidated financial statements.

                                 HOMEBASE, INC.
                              (Formerly Waban Inc.)

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                January 31,       January 25,
                                                                                                  1998              1997
---------------------------------------------------------------------------------------------------------------------------------
 ASSETS
   Current assets:
     Cash and cash equivalents                                                                  $     44,603     $      16,896
     Marketable securities                                                                             5,515                 -
     Accounts receivable, net of allowance for doubtful accounts
      of $293 and $227                                                                                27,781            25,261
     Merchandise inventories                                                                         314,188           316,538
     Current deferred income taxes                                                                    11,973             9,876
     Prepaid expenses and other current assets                                                         9,857             4,975
     Prepaid federal and state income taxes                                                           10,265             8,768
     Net current assets of discontinued operations                                                         -            62,942
---------------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                                        424,182           445,256

   Property and equipment, net                                                                       258,697           249,035
   Property under capital leases, net                                                                  5,637             6,090
   Deferred income taxes                                                                              13,965            11,300
   Other assets                                                                                       13,127             4,632
   Net noncurrent assets of discontinued operations                                                        -           360,746
=================================================================================================================================
         Total assets                                                                           $    715,608     $   1,077,059
=================================================================================================================================

 LIABILITIES
   Current liabilities:
     Accounts payable                                                                           $     96,122     $      84,903
     Restructuring reserve                                                                             6,151             2,799
     Accrued expenses and other current liabilities                                                   80,783            69,058
     Current installments of long-term debt                                                               72            12,474
     Obligations under capital leases due within one year                                                226               180
---------------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                                   183,354           169,414

   Long-term debt                                                                                    107,015           221,018
   Obligations under capital leases, less portion due within one year                                  8,650             8,876
   Noncurrent restructuring reserve                                                                    6,537            10,738
   Other noncurrent liabilities                                                                       50,385            35,088

   Commitments and contingencies

 STOCKHOLDERS' EQUITY
   Common stock, par value $.01 per share, authorized 190,000,000 shares,
     issued 37,707,372 and 33,269,537 shares                                                             377               333
   Additional paid-in capital                                                                        373,456           329,719
   Unrealized holding gains                                                                                6                 -
   Retained net income (deficit)                                                                     (14,172)          311,873
   Treasury stock, at cost,  0 and 528,596 shares                                                          -           (10,000)
---------------------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                                    359,667           631,925

       Total liabilities and stockholders' equity                                               $    715,608     $   1,077,059
=================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                 HOMEBASE, INC.
                              (Formerly Waban Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                   Fiscal Year Ended
-----------------------------------------------------------------------------------------------------------------
                                                                       January 31,     January 25,    January 27,
                                                                          1998            1997           1996
-----------------------------------------------------------------------------------------------------------------
                                                                       (53 Weeks)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $    11,229     $   76,660     $   72,977
   Adjustments to reconcile net income to net cash provided by operating activities:
        Net income from discontinued operations                           (20,575)       (60,313)       (48,492)
        Depreciation and amortization                                      25,409         23,620         20,118
        Extraordinary loss                                                  8,663              -              -
        Loss on property disposals                                            620          1,037            671
        Amortization of premium on marketable securities                        -            122            752
        Other noncash items (net)                                           1,755            375            643
        Deferred income taxes                                              (4,762)         7,384          4,044

     Increase (decrease) in cash due to changes in:
        Accounts receivable                                                  (136)         3,018            394
        Merchandise inventories                                             2,350        (17,740)       (20,036)
        Prepaid expenses and other current assets                          (4,882)          (952)          (724)
        Other assets                                                          (74)          (488)          (154)
        Accounts payable                                                   11,219        (21,945)         7,210
        Restructuring reserve                                              (1,135)       (14,591)       (14,460)
        Accrued expenses and other current liabilities                       (345)        (6,988)         5,188
        Prepaid federal and state income taxes                              6,601         (5,315)        10,466
        Other noncurrent liabilities                                       15,297         (1,572)         6,358
-----------------------------------------------------------------------------------------------------------------

     Net cash provided by (used in) operating activities of:
        Continuing operations                                              51,234        (17,688)        44,955
        Discontinued operations                                             1,559        111,851         57,543
-----------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                             52,793         94,163        102,498

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable securities                                    (13,203)       (29,903)      (146,778)
     Sale of marketable securities                                              -         46,957        131,632
     Maturity of marketable securities                                        365          3,140         58,352
     Property additions                                                   (26,431)       (48,393)       (73,300)
     Property disposals                                                       489          4,438          8,461
-----------------------------------------------------------------------------------------------------------------

     Net cash used in investing activities of:
        Continuing operations                                             (38,780)       (23,761)       (21,633)
        Discontinued operations                                           (23,269)       (71,282)       (90,114)
-----------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                (62,049)       (95,043)      (111,747)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings of  long-term debt                                        100,000              -              -
     Repayment of long-term debt                                         (130,746)       (12,828)       (12,763)
     Debt issue costs                                                      (4,861)             -              -
     Repayment of capital lease obligations                                  (180)          (395)          (657)
     Purchase of treasury stock                                                 -        (11,392)        (9,906)
     Proceeds from sale and issuance of common stock                        5,815          9,016          2,044
     Cash paid to BJ's Wholesale Club, Inc. in spin-off                    (5,000)             -             -
-----------------------------------------------------------------------------------------------------------------

     Net cash provided by (used in) financing activities of:
        Continuing operations                                             (34,972)       (15,599)       (21,282)
        Discontinued operations                                            71,935           (231)          (304)
-----------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities                   36,963        (15,830)       (21,586)

     Net increase (decrease) in cash and cash equivalents                  27,707        (16,710)       (30,835)
     Cash and cash equivalents at beginning of year                        16,896         33,606         64,441
-----------------------------------------------------------------------------------------------------------------

     Cash and cash equivalents at end of year                         $    44,603     $   16,896     $   33,606
=================================================================================================================

Supplemental cash flow information:
   Interest paid (including discontinued operations)                  $     9,480     $   21,229     $   21,038
   Income taxes paid (including discontinued operations)                   35,713         45,937         37,222

 Noncash financing and investing activities:
   Conversion of long-term debt to stock (net)                        $   107,061     $       24     $        -
   Tax benefit of employee stock options                                    2,202          2,122            955
-----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                                 HOMEBASE, INC.
                              (Formerly Waban Inc.)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                             Unrealized
                                                                  Additional   Holding   Retained                          Total
                                                                    Paid-In     Gains    Earnings                      Stockholders'
                                                 Common Stock       Capital   (Losses)   (Deficit)     Treasury Stock     Equity
------------------------------------------------------------------------------------------------------------------------------------

                                                Shares     Amount                                      Shares     Amount
                                              ---------  ---------                                   ---------   --------

Balance, January 28, 1995                      33,186       $332   $325,565    $   (44)  $162,236          -    $     -   $ 488,089
   Net income                                       -          -          -          -     72,977          -          -      72,977
   Unrealized holding gains (losses)                -          -          -         66          -          -          -          66
   Purchase of treasury stock                       -          -          -          -          -       (622)    (9,906)     (9,906)
   Exercise of stock options                      126          1      1,204          -          -         54        839       2,044
   Income tax benefit of stock options              3          -        955          -          -          -          -         955
   Amortization of restricted stock grants          -          -        895          -          -          -          -         895
   Cancellation of restricted stock               (18)         -          -          -          -          -          -           -
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 27, 1996                      33,297        333    328,619         22    235,213       (568)    (9,067)    555,120
   Net income                                       -          -          -          -     76,660          -          -      76,660
   Unrealized holding gains (losses)                -          -          -        (22)         -          -          -         (22)
   Purchase of treasury stock                       -          -          -          -          -       (570)   (11,392)    (11,392)
   Exercise of stock options                        -          -       (715)         -          -        567      9,731       9,016
   Income tax benefit of stock options              -          -      2,122          -          -          -          -       2,122
   Issuance of restricted stock                     -          -       (704)         -          -         41        704           -
   Amortization of restricted stock grants          -          -        397          -          -          -          -         397
   Cancellation of restricted stock               (27)         -          -          -          -          -          -           -
   Conversion of 6.5% debentures                    -          -          -          -          -          1         24          24
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 25, 1997                      33,270        333    329,719          -    311,873       (529)   (10,000)    631,925
   Net income                                       -          -          -          -     11,229          -          -      11,229
   Unrealized holding gains (losses)                -          -          -          6          -          -          -           6
   Exercise of stock options                      158          2      1,780          -          -        213      4,031       5,813
   Income tax benefit of stock options              -          -      2,202          -          -          -          -       2,202
   Issuance of restricted stock                   263          2          -          -          -          -          -           2
   Amortization of restricted stock grants          -          -        467          -          -          -          -         467
   Cancellation of restricted stock               (46)         -          -          -          -          -          -           -
   Conversion of 6.5% debentures                4,062         40    101,052          -          -        316      5,969     107,061
   Equity transfer in spin-off of BJ's
     Wholesale Club, Inc.                           -          -    (61,764)         -   (337,274)         -          -    (399,038)
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1998                      37,707    $   377   $373,456    $     6   $(14,172)         -    $     -   $ 359,667
====================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                                 HOMEBASE, INC.
                              (Formerly Waban Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization

HomeBase, Inc. (the "Company"), formerly known as Waban Inc., operates home improvement warehouse stores in 10 western states.

On July 26, 1997, the Company transferred all of the net assets of its BJ's Wholesale Club division ("BJ's") to BJ's Wholesale Club, Inc. ("BJI"). On July 28, 1997, the Company distributed to its stockholders on a pro-rata basis all of the outstanding common stock of BJI (the "Distribution"). The financial statements for the periods presented have been restated to present BJ's as a discontinued operation. Income from discontinued operations for the fiscal year ended January 31, 1998 includes transaction costs of $5.0 million (net of tax) incurred in connection with the Distribution.

2.   Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company include the financial statements of the Company's subsidiaries, all of which are wholly owned.

Fiscal Year

The Company operates within a conventional 52 or 53 week accounting fiscal year that ends on the last Saturday in January. The 53 weeks ended January 31, 1998 is referred to herein as "fiscal 1997". The 52 weeks ended January 25, 1997 and January 27, 1996 are referred to herein as "fiscal 1996" and "fiscal 1995", respectively.

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

Cash Equivalents

The Company considers highly liquid investments with an original maturity of three months or less at time of purchase to be cash equivalents. Investments with maturities exceeding three months are classified as marketable securities.

Marketable Securities

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity.

                                 HOMEBASE, INC.
                              (Formerly Waban Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Marketable   equity   securities   and  debt   securities   not   classified  as
held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

Merchandise Inventories

Inventories are stated at the lower of cost, determined under the weighted average cost method, or market. The Company recognizes the write-down of slow-moving or obsolete inventory in cost of sales when such write-downs are probable and estimable.

Property and Equipment

Property and equipment are stated at cost. Depreciation expense includes amortization of property under capital leases. Depreciation and amortization is provided using the straight-line method using the following estimated useful lives.

--------------------------------------------------------------------------------------------------------------
  Buildings                                                              33 years
  Property under capital leases and leasehold improvements               Shorter of lease term or useful life
  Furniture, fixtures, and equipment                                     3-10 years
--------------------------------------------------------------------------------------------------------------

Preopening Costs

Preopening costs consist of direct incremental costs of opening a facility and are charged to operations within the fiscal year that a new store opens. The American Institute of Certified Public Accountants recently approved the
Statement of Position ("SOP") entitled "Reporting on the Cost of Start-Up Activities." The SOP, which will require entities to expense as incurred start-up and preopening costs that are not otherwise capitalizable as long-lived assets, is expected to be effective for fiscal years beginning after December 15, 1998. The Company plans to adopt this SOP in the first quarter of fiscal 1998, which will not have a material impact on the Company's results of operations. No amounts were deferred at January 31, 1998.

Interest on Debt and Capital Leases

Interest on debt and capital leases in the consolidated statements of income is presented net of interest and investment income of $2.6 million, $1.8 million, and $5.9 million in fiscal 1997, 1996, and 1995, respectively.

Capitalized Interest

The Company capitalizes interest related to the development of owned facilities. No interest was capitalized in fiscal 1997. Interest in the amount of $0.9 million and $1.6 million was capitalized in fiscal 1996 and 1995, respectively.

                                 HOMEBASE, INC.
                              (Formerly Waban Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Long-Lived Assets

In fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). The adoption of SFAS 121 had no impact on the Company's financial position or on its results of operations.

In accordance with SFAS 121, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of the individual stores and consolidated undiscounted net cash flows for long-lived assets not identifiable to individual stores. Impairment losses are calculated based on the estimated salvage value of the impaired assets.

Advertising Costs

Advertising costs are expensed as incurred. Net advertising expense was $19.5 million, $18.9 million and $18.1 million for fiscal years 1997, 1996 and 1995, respectively.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than proposed changes in the tax law or rates.

Discontinued Operations

Net sales from discontinued operations were $1,464.4 million, $2,922.8 million and $2,529.6 million for fiscal years 1997, 1996 and 1995, respectively. Interest expense was allocated to discontinued operations based on the ratio of BJ's net assets to the sum of consolidated net assets plus consolidated debt.

Stock-Based Compensation

The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees," ("APB 25") and related Interpretations in accounting for its stock-based compensation.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

New Accounting Standards

In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") was issued. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The Company currently does not have items of a material nature that would require presentation in a separate statement of comprehensive income.

                                 HOMEBASE, INC.
                              (Formerly Waban Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") was issued. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. The provisions of SFAS 131 are effective for fiscal years beginning after December 15, 1997. The Company does not currently have any reportable segments as defined in SFAS 131.

3.   Supplemental Balance Sheet Information

Property and Equipment

Property and equipment consists of the following:

-----------------------------------------------------------------------------------------------------------
                                                                            January 31,      January 25,
(In thousands)                                                                 1998             1997
-----------------------------------------------------------------------------------------------------------

Land and buildings                                                        $   157,488      $   156,862
Leasehold improvements                                                         62,310           58,762
Furniture, fixtures and equipment                                             144,662          132,409
-----------------------------------------------------------------------------------------------------------
                                                                              364,460          348,033
Accumulated depreciation                                                     (105,763)         (98,998)
-----------------------------------------------------------------------------------------------------------
Property and equipment, net                                               $   258,697      $   249,035
===========================================================================================================

Property under Capital Leases

Property under capital leases consists of the following:

-----------------------------------------------------------------------------------------------------------
                                                                          January 31,      January 25,
(In thousands)                                                               1998             1997
-----------------------------------------------------------------------------------------------------------

Property under capital leases                                             $     9,696      $    10,213
Accumulated depreciation                                                       (4,059)          (4,123)
-----------------------------------------------------------------------------------------------------------
Property under capital leases, net                                        $     5,637      $     6,090
===========================================================================================================

Accrued Expenses and Other Current Liabilities

The major components of accrued expenses and other current liabilities are as follows:

-----------------------------------------------------------------------------------------------------------
                                                                          January 31,      January 25,
(In thousands)                                                               1998             1997
-----------------------------------------------------------------------------------------------------------

Self-insurance reserves                                                   $    16,818       $    14,497
Employee compensation                                                          16,471            12,856
Sales and use taxes                                                             7,241            11,691
Rent, utilities, advertising and other                                         40,253            30,014
-----------------------------------------------------------------------------------------------------------
Total  accrued expenses and other current liabilities                     $    80,783       $    69,058
===========================================================================================================

                                 HOMEBASE, INC.
                              (Formerly Waban Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

4.   Net income Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") in fiscal 1997. SFAS 128 replaced the calculation of primary and fully diluted net income per share with basic and diluted net income per share. Unlike primary net income per share, basic net income per share excludes any dilutive effects of stock options and convertible securities. Diluted net income per share is similar to the previously reported fully diluted net income per share. All net income per share amounts for all periods presented have been restated to conform to SFAS 128 requirements.

The following table sets forth the computation of net income per share:

                                                                        Fiscal Year Ended
------------------------------------------------------- ---------------------------------------------------
                                                          January 31,       January 25,      January 27,
(In thousands)                                                1998             1997             1996
------------------------------------------------------- ----------------- ---------------- ----------------
Numerator:

   Income (loss) from continuing operations
     before extraordinary loss                            $        (683)    $      16,347    $      24,485
   Income from discontinued operations                           20,575            60,313           48,492
   Extraordinary loss                                            (8,663)                -                -
------------------------------------------------------- ----------------- ---------------- ----------------
   Numerator for basic net income per share               $      11,229     $      76,660    $      72,977

Effect of dilutive securities:
   6.5% convertible debentures (1)                                    -                 -                -
   5.25% convertible subordinated notes (1)                           -                 -                -
------------------------------------------------------- ----------------- ---------------- ----------------
   Numerator for diluted net income per share               $    11,229     $      76,660    $      72,977
======================================================= ================= ================ ================

                                                                        Fiscal Year Ended
------------------------------------------------------- ----------------- ---------------- ----------------
                                                           January 31,       January 25,      January 27,
(In thousands)                                                1998              1997             1996
------------------------------------------------------- ----------------- ---------------- ----------------
Denominator:

   Denominator for basic net income per share-
     weighted average shares                                     35,770            32,839           33,014

Effect of dilutive securities:
   Employee stock options (2)                                         -               366              206
   Assumed conversion of 6.5%
     convertible debentures (1)                                       -                 -                -
   Assumed conversion of 5.25%
     convertible subordinated notes (1)                               -                 -                -
------------------------------------------------------- ----------------- ---------------- ----------------
   Denominator for diluted net income per share                  35,770            33,205           33,220
======================================================= ================= ================ ================

(1) The effect of the conversion of the convertible securities has been excluded from the computation of diluted net income per share because it was antidilutive in fiscal 1997, 1996 and 1995.
(2) The effect of stock options was antidilutive in fiscal 1997 because the Company reported a netloss from continuing operations. These shares have been excluded from the computation of diluted net income per share in fiscal 1997.

                                 HOMEBASE, INC.
                              (Formerly Waban Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

5.   Debt

At January 31, 1998 and January 25, 1997, long-term debt consisted of the following:

-----------------------------------------------------------------------------------------------------------
                                                                          January 31,      January 25,
(In thousands)                                                               1998              1997
-----------------------------------------------------------------------------------------------------------
Real estate debt, interest at 9.25%, maturing through March 1,
   2003                                                                   $       450      $       924
Senior notes, interest at 9.58%, maturing May 31, 1997
   through May 31, 1998                                                             -           24,000
Senior subordinated notes, interest at 11%,
   maturing May 15, 2004 (1)                                                    6,637          100,000
Convertible Subordinated Debt:
   Convertible debentures, interest at 6.5%,
     maturing July 1, 2002                                                          -          108,568
   Convertible subordinated notes, interest at 5.25%,
     maturing November 1, 2004                                                100,000                -
-----------------------------------------------------------------------------------------------------------
                                                                              107,087          233,492
Less current installments                                                         (72)         (12,474)
-----------------------------------------------------------------------------------------------------------
Total long term debt                                                      $   107,015      $   221,018
===========================================================================================================

The aggregate maturities of long-term debt outstanding at January 31, 1998 were as follows:

-----------------------------------------------------------------------------------------------------------
                                                  Real          Senior      Convertible
                                                 Estate      Subordinated   Subordinated
(In thousands)                                    Debt           Debt           Debt           Total
-----------------------------------------------------------------------------------------------------------
Fiscal years ending January:

         1999                                    $   72        $        -    $         -   $          72
         2000                                        78                 -              -              78
         2001                                        86                 -              -              86
         2002                                        95                 -              -              95
         2003                                       104                 -              -             104
         Later years (1)                             15             6,637        100,000         106,652
-----------------------------------------------------------------------------------------------------------
                           Total                 $  450        $    6,637    $   100,000   $     107,087
===========================================================================================================

(1) The company intends to call and repay the $6.6 million 11% senior subordinated notes on May 15, 1999. In July 1997, the Company purchased US Treasury securities and deposited them in escrow with the trustee of the notes, to be used to retire the debt and pay interest through May 1999.

As of January 31, 1998, long-term real estate debt was collateralized by land and buildings with a net book value of $8.6 million.

In July 1997, $106.7 million of the Company's 6.5% convertible subordinated debentures was converted into common stock and the remaining $0.2 million was redeemed for cash. In July 1997, the Company repaid all of its 9.58% senior notes due May 31, 1998, totaling $12.0 million, and pursuant to a tender offer, $93.4 million of its 11% senior subordinated notes due May 15, 2004, replacing this debt with $96 million in short-term bank borrowings. BJI assumed $72 million of the bank borrowings at the time of the Distribution. Results of operations for fiscal 1997 included an extraordinary loss of $8.7 million, net

                                 HOMEBASE, INC.
                              (Formerly Waban Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

of tax, related to the early extinguishment of Company debt, primarily consisting of call premiums and the write-off of debt issue costs.

A total of $6.6 million of the Company's 11% senior subordinated notes remains outstanding, which the Company intends to call and repay on May 15, 1999. In July 1997, the Company purchased US Treasury securities and deposited them in escrow with the trustee of the notes, to be used to retire the debt and pay interest through May 1999.

In July 1997, the Company entered into a new $125 million credit agreement ("New Credit Agreement") with a group of banks which expires July 9, 2000. This agreement replaced the Company's $150 million credit facility, which was scheduled to expire March 30, 1999, but was terminated immediately following the Distribution. In October 1997, the New Credit Agreement was amended and the total facility was reduced to $90 million. The New Credit Agreement includes a $40 million sub-facility for letters of credit and is collateralized by inventory and accounts receivable. The Company is required to pay an annual facility fee which is currently 0.35% of the total commitment. Interest on borrowings is payable at the Company's option either at (a) the Eurodollar rate plus a margin, which is currently 1.45%, or (b) the agent bank's prime rate plus a margin, which is currently 0.2%. The facility fee and borrowing margins are subject to adjustment based upon the Company's fixed-charge coverage ratio. The credit facility is subject to certain covenants which include minimum tangible net worth and fixed-charge coverage requirements, a maximum funded debt-to-capital limitation, and a prohibition on the payment of cash dividends.

At January 31, 1998, the Company had letters of credit outstanding of approximately $20.9 million primarily to support the purchase of inventories.

On November 17, 1997, the Company completed the private placement of $100 million, 5.25% convertible subordinated notes due November 1, 2004 through a Rule 144A/Regulation S offering, and received approximately $96 million, net of debt issue costs. The Company subsequently filed a registration statement on Form S-3, which was declared effective on February 10, 1998, registering the notes and the common stock into which the notes are convertible. The notes are convertible, subject to adjustment in certain events, into approximately 9.8 million shares of the Company's common stock at a conversion price of $10.22 per share at any time after February 15, 1998 and prior to maturity unless earlier redeemed or repurchased. Subsequent to November 1, 2000, the notes are redeemable at the option of the Company, in whole or in part, initially at 103.15% of principal and thereafter at prices declining to 100% on or after November 1, 2003, together with accrued interest. Interest is payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 1998.

6.   Commitments and Contingencies

The Company is obligated under long-term leases for the rental of real estate and fixtures and equipment, some of which are classified as capital leases pursuant to Statement on Financial Accounting Standards No. 13, "Accounting for Leases". In addition, the Company is generally required to pay insurance, real estate taxes and other operating expenses and, in some cases, additional rentals based on a percentage of sales or increases in the Consumer Price Index. The real estate leases range up to 25 years and have varying renewal options. The fixture and equipment leases range up to 10 years.

Future minimum lease payments as of January 31, 1998 were:

--------------------------------------------------------------------------------------- -------------------
                                                                          Capital           Operating
(In thousands)                                                            Leases              Leases
--------------------------------------------------------------------------------------- -------------------
Fiscal years ending January:

   1999                                                                 $     1,432        $     65,695
   2000                                                                       1,455              62,723
   2001                                                                       1,455              61,949
   2002                                                                       1,455              61,416
   2003                                                                       1,455              54,936
   Later years                                                               11,766             352,059
--------------------------------------------------------------------------------------- -------------------

   Total minimum lease payments                                              19,018     $       658,778
                                                                                        ===================
   Less amount representing interest                                        (10,142)
=======================================================================================
   Present value of net minimum capital lease payments                  $     8,876
=======================================================================================

Rental expense under operating leases amounted to $64.8 million, $65.1 million and $62.4 million in fiscal 1997, 1996 and 1995, respectively. These amounts exclude rent of $2.4 million, $3.5 million and $5.2 million in fiscal 1997, 1996 and 1995, respectively, which was charged to the restructuring or closed store reserves.

The table of future minimum lease payments above includes lease commitments for three stores that were closed in connection with the Company's fiscal 1993 restructuring and two stores that were closed in fiscal 1997, but which were not subleased or assigned at January 31, 1998.

The Company is involved in various legal proceedings incident to the character of its business. Although it is not possible to predict the outcome of these proceedings, or any claims against the Company related thereto, the Company believes that such proceedings will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

7.   Income Taxes

Income (loss) before income taxes and the related provision (benefit) for income taxes are as follows:

                                                                       Fiscal Year Ended
-----------------------------------------------------------------------------------------------------------
                                                        January 31,       January 25,      January 27,
(In thousands)                                              1998             1997              1996
-----------------------------------------------------------------------------------------------------------
Income (loss) before income taxes:
     Continuing operations                              $    (1,128)      $    27,352      $    39,871
     Discontinued operations                                 37,071            98,974           79,567
     Extraordinary loss                                     (14,559)                -                -
-----------------------------------------------------------------------------------------------------------
Total                                                   $    21,384       $   126,326      $   119,438
===========================================================================================================

                                 HOMEBASE, INC.
                              (Formerly Waban Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                                                       Fiscal Year Ended
-----------------------------------------------------------------------------------------------------------
                                                        January 31,       January 25,      January 27,
(In thousands)                                              1998             1997              1996
-----------------------------------------------------------------------------------------------------------
Provision (benefit) for income taxes attributable
     to income from continuing operations               $      (445)      $    11,005      $    15,386
Provision for income taxes attributable to income
     from discontinued operations                            16,496            38,661           31,075
Benefit for income taxes attributable to
     extraordinary loss                                      (5,896)                -                -
-----------------------------------------------------------------------------------------------------------
Total provision (benefit) for income taxes              $    10,155       $    49,666      $    46,461
===========================================================================================================

The  significant   components  of  the  provision  (benefit)  for  income  taxes attributable to continuing operations are as follows:

                                                                       Fiscal Year Ended
-----------------------------------------------------------------------------------------------------------
                                                        January 31,       January 25,      January 27,
(In thousands)                                              1998             1997             1996
-----------------------------------------------------------------------------------------------------------
Current:
     Federal                                            $     3,475       $     3,710      $    15,380
     State                                                      842               (73)           1,916
-----------------------------------------------------------------------------------------------------------
Total current                                           $     4,317       $     3,637      $    17,296
-----------------------------------------------------------------------------------------------------------
Deferred:
     Federal                                            $    (3,847)      $     5,822      $    (2,143)
     State                                                     (915)            1,546              233
-----------------------------------------------------------------------------------------------------------
Total deferred                                          $    (4,762)      $     7,368      $    (1,910)
-----------------------------------------------------------------------------------------------------------

Total provision (benefit) for income taxes
     attributable to income from continuing
     operations                                         $      (445)      $    11,005      $    15,386
===========================================================================================================

The following is a reconciliation of the statutory federal income tax rate and the effective income tax rate for income from continuing operations:

                                                                       Fiscal Year Ended
-----------------------------------------------------------------------------------------------------------
                                                        January 31,       January 25,      January 27,
                                                            1998             1997              1996
-----------------------------------------------------------------------------------------------------------

Statutory federal income tax rate                            35%               35%              35%
State income taxes, net of federal tax
    benefit                                                   4                 4                4
Other                                                         1                 1                -
-----------------------------------------------------------------------------------------------------------
Effective income tax rate                                    40%               40%              39%
===========================================================================================================

                                 HOMEBASE, INC.
                              (Formerly Waban Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Significant components of the Company's deferred tax assets and liabilities as of January 31, 1998 and January 25, 1997 are as follows:

-----------------------------------------------------------------------------------------------------------
                                                                          January 31,      January 25,
(In thousands)                                                               1998              1997
-----------------------------------------------------------------------------------------------------------
Deferred tax assets:
     Self-insurance reserves                                              $    16,754       $    14,539
     Rental step liabilities                                                    4,940             5,008
     Restructuring reserve                                                      5,748             5,869
     Closed store reserve                                                       7,866                 -
     Capital leases                                                             1,399             1,201
     Compensation and benefits                                                  2,255             2,765
     Other                                                                      4,416             2,530
-----------------------------------------------------------------------------------------------------------
Total deferred tax assets                                                 $    43,378       $    31,912

Deferred tax liabilities:
     Accelerated depreciation-property                                    $    10,225       $     8,551
     Other                                                                      7,215             2,185
-----------------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                            $    17,440       $    10,736

Net deferred tax assets                                                   $    25,938       $    21,176
===========================================================================================================

The Company has not established a valuation allowance because its deferred tax assets can be realized by offsetting taxable income mainly in the carryback period, and also against deferred tax liabilities and future taxable income, which management believes will more likely than not be earned, based on the Company's historical earnings record.

8. Investments In Marketable Securities

Available-for-sale securities at January 31, 1998 and January 25, 1997 included the following:

------------------------------------------------------------------------ ---------------- -----------------
                                                                           January 31,      January 25,
(In thousands)                                                                1998              1997
------------------------------------------------------------------------ ---------------- -----------------
Debt securities issued by states and political subdivisions:
   Cost                                                                    $     5,509      $         -
   Unrealized holdings gains                                                         7                -
   Unrealized holding losses                                                        (1)               -
------------------------------------------------------------------------ ---------------- -----------------
   Estimated fair value                                                      $   5,515      $         -
======================================================================== ================ =================

The contractual maturities of available-for-sale securities at January 31, 1998 were as follows:

-----------------------------------------------------------------------------------------------------------
                                                                                            Estimated
(In thousands)                                                               Cost           Fair Value
-----------------------------------------------------------------------------------------------------------
Less than one year                                                         $     1,502      $     1,506
1-5 years                                                                        4,007            4,009
-----------------------------------------------------------------------------------------------------------
                                                                           $     5,509      $     5,515
===========================================================================================================

                                 HOMEBASE, INC.
                              (Formerly Waban Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Other information on available-for-sale securities was as follows:

                                                                       Fiscal Year Ended
-----------------------------------------------------------------------------------------------------------
                                                        January 31,       January 25,      January 27,
(In thousands)                                              1998             1997              1996
-----------------------------------------------------------------------------------------------------------
Sales proceeds                                          $        -       $   46,957      $    131,632
Gross realized gains                                             -               13               257
Increase in unrealized holding gains (losses),
  net of taxes                                                   6              (22)               66
-----------------------------------------------------------------------------------------------------------

The specific identification method is used to compute realized gains or losses on the sale of marketable securities.

As of January 31, 1998, marketable securities classified as held-to-maturity consisted of US Treasury securities, which are included in other assets on the consolidated balance sheet at their amortized cost of $7.5 million. These securities were purchased and deposited in escrow with the trustee of the Company's senior subordinated notes to be used to retire the debt and pay interest through May 1999.

The contractual maturities of held-to-maturity securities as of January 31, 1998 are as follows (in thousands):

-----------------------------------------------------------------------------------------------------------
Less than one year                                                                         $       730
1-5 years                                                                                        7,367
-----------------------------------------------------------------------------------------------------------
Total                                                                                      $     8,097
===========================================================================================================

9.   Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

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

                                 HOMEBASE, INC.
                              (Formerly Waban Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Subordinated Debt

The fair value of the Company's subordinated debt is based on quoted market prices.

The estimated fair values of the Company's financial instruments are as follows:

                                              January 31, 1998                   January 25, 1997
-----------------------------------------------------------------------------------------------------------
                                        Carrying                            Carrying
(In thousands)                           Amount          Fair Value          Amount         Fair Value
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents              $    44,603      $    44,603        $    16,896      $    16,896
Marketable securities                        5,515            5,515                  -                -
Real estate debt                              (450)            (479)              (924)            (944)
General corporate debt                           -                -            (24,000)         (24,771)
Senior subordinated debt (1)                (6,637)          (7,538)          (100,000)        (111,750)
Convertible subordinated debt             (100,000)         (92,500)          (108,568)        (120,510)
-----------------------------------------------------------------------------------------------------------

(1) A total of $6.6 million of the Company's 11% senior subordinated notes remains outstanding, which the Company intends to call and repay on May 15, 1999. In July 1997, the Company purchased US Treasury securities and deposited them in escrow with the trustee of the notes, to be used to retire the debt and pay interest through May 1999. Therefore, the fair value of the senior subordinated debt at January 31, 1998 is deemed to be the amortized cost of the treasury securities.

10.   Capital Stock, Stock Options and Stock Purchase Plans

At January 31, 1998, the Company had three stock-based compensation plans: two employee plans and one non-employee director plan.

Under its 1989 Stock Incentive Plan ("1989 Plan"), the Company has granted options to certain key employees, which expire 10 years from the grant date, to purchase common stock at prices equal to 100% of the market price on the grant date. Options outstanding are exercisable over various periods generally starting one year after the grant date. The Company has also issued restricted stock awards to certain key employees at no cost under the 1989 Plan. The restrictions on the transferability of those shares tied to Company performance lapse over periods that range up to eight years; for other awards, restrictions on the sale of shares range up to four years. The 1989 Plan expired in January 1998, except as to options and restricted shares then outstanding. At January 31, 1998, 2,328,671 options issued under the 1989 Plan remained outstanding at prices ranging from $2.20 to $6.45 per share.

Under its 1995 Director Stock Option Plan, the Company has granted its non-employee directors options to purchase common stock at prices equal to 100% of the market price on the grant date. These options, which expire 10 years from the grant date, are exercisable over periods starting one year after they are granted. A maximum of 150,000 shares may be issued under the 1995 Director Stock Option Plan.

Under its 1997 Stock Incentive Plan, the Company has granted certain key employees options, which expire 10 years from the grant date, to purchase common stock at prices equal to 100% of the market price on the grant date. Options outstanding are exercisable over various periods generally starting one year after the grant date. The Company has also issued restricted stock awards to certain key employees at no cost under its 1997 Stock Incentive Plan. The restrictions on the transferability of those shares lapse over periods that range up to four years. A maximum of 3,500,000 shares may be issued under the 1997 Stock Incentive Plan.

                                 HOMEBASE, INC.
                              (Formerly Waban Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

In connection with the Distribution, all outstanding options of directors and employees who transferred to BJI were canceled. All outstanding options held by the remaining directors and employees of the Company were replaced; the number of options was proportionately adjusted and the exercise prices were decreased using a ratio of the average closing price of the Company's common stock for the 10 days immediately following the Distribution to the market price of the Company's common stock before the Distribution. The adjustment preserved the economic value of the options that existed prior to the Distribution date. In July 1997, the number of options issuable under the 1989 Plan was increased by
1.5 million shares in connection with the proportionate option adjustment.

The Company applies APB 25 in accounting for its stock-based compensation. During fiscal 1997 and 1996, 263,391 and 41,000 shares of restricted stock were issued at a weighted-average grant-date fair value of $7.45 and $22.92, respectively. Total pre-tax compensation cost recognized in income for stock-based employee compensation awards in fiscal 1997 and 1996 was $0.5 and $0.4 million, respectively, and consisted entirely of compensation expense related to restricted stock, which is charged to income ratably over the period during which the restrictions lapse. No compensation cost was recognized for the Company's stock options under APB 25 because the exercise price equaled the market price of the underlying stock on the date of the grant.

Pro forma information regarding net income and net income per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 5.64%, 6.47%, and 5.80% in fiscal 1997, 1996 and 1995, respectively; volatility factor of the expected market price of the Company's common stock of .36, .37, and .37 in fiscal 1997, 1996 and 1995, respectively, and expected option life of 4.5 years for fiscal 1997, 1996 and 1995. No dividends were expected.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models may not provide a reliable single measure of the fair value of its stock options.

                                 HOMEBASE, INC.
                              (Formerly Waban Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                       Fiscal Year Ended
-----------------------------------------------------------------------------------------------------------
                                                        January 31,       January 25,      January 27,
(In thousands, except per share amounts)                    1998             1997              1996
-----------------------------------------------------------------------------------------------------------
Pro forma income (loss) from continuing
     operations                                         $    (1,772)      $    15,246      $    23,894

Pro forma net income                                    $    10,140       $    75,559      $    72,386

Pro forma income (loss) per share--income (loss)
     from continuing operations:
        Basic                                           $     (0.05)      $      0.46      $      0.72
        Diluted                                         $     (0.05)      $      0.46      $      0.72

Pro forma net income per share--net income:
        Basic                                           $      0.28       $      2.30      $      2.19
        Diluted                                         $      0.28       $      2.28      $      2.18
-----------------------------------------------------------------------------------------------------------

The effects of applying the provisions of SFAS 123 for pro forma disclosure are not necessarily representative of the effects on reported net income for future years because options vest over several years and additional awards generally are made each year. In accordance with the transition requirements of SFAS 123, the pro forma disclosures above only include stock options awarded after January 28, 1995.

                                 HOMEBASE, INC.
                              (Formerly Waban Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Below is a summary of the Company's stock option activity and related information:

-----------------------------------------------------------------------------------------------------------
                                                                           Number Of     Weighted-Average
                                                                            Options       Exercise Price
-----------------------------------------------------------------------------------------------------------
Fiscal Year Ended January 27, 1996:

Outstanding at beginning of year                                            2,542,729        $     16.25
          Granted                                                             270,500              15.74
          Exercised                                                          (189,126)             11.30
          Forfeited                                                          (144,553)             16.40
          Expired                                                                   -                  -
-----------------------------------------------------------------------------------------------------------
Outstanding at January 27, 1996                                             2,479,550        $     16.56
===========================================================================================================

Fiscal Year Ended January 25, 1997:
          Granted                                                             789,625        $     24.13
          Exercised                                                          (566,923)             15.96
          Forfeited                                                          (162,628)             19.22
          Expired                                                                   -                  -
-----------------------------------------------------------------------------------------------------------
Outstanding at January 25, 1997                                             2,539,624        $     18.88
===========================================================================================================

Fiscal Year Ended January 31, 1998:
          Granted                                                             817,650        $      9.26
          BJ's spin-off adjustments                                         1,213,988                  -
          Exercised                                                          (422,337)             17.35
          Forfeited                                                        (1,040,860)             17.82
          Expired                                                                   -                  -
-----------------------------------------------------------------------------------------------------------
Outstanding at January 31, 1998                                             3,108,065        $      5.30
===========================================================================================================

Exercisable at:
          January 27, 1996                                                    953,031        $     16.66
          January 25, 1997                                                  1,064,190              16.67
          January 31, 1998                                                  1,100,056               3.82
-----------------------------------------------------------------------------------------------------------

Weighted-average fair value of options granted during the year:
          Fiscal 1995                                                                        $      6.60
          Fiscal 1996                                                                              10.40
          Fiscal 1997                                                                               3.55
-----------------------------------------------------------------------------------------------------------

Additional information related to stock options outstanding at January 31, 1998 is presented below:

                         Options Outstanding                                  Options Exercisable
----------------------------------------------------------------------- -----------------------------------
                                                          Weighted-
                                           Weighted-       Average                          Weighted-
                                            Average       Remaining                          Average
        Range Of             Number        Exercise      Contractual         Number          Exercise
     Exercise Prices       Outstanding       Price      Life (Years)      Exercisable         Price
----------------------------------------------------------------------- -----------------------------------

   $ 2.20   to  $ 3.23          435,454       $ 2.75          6.1             378,454            $  2.70
     3.24   to    4.64        1,238,763         4.13          6.9             594,881               4.07
     4.65   to    6.45          668,525         5.99          8.1             126,721               6.02
     6.46   to    8.44          765,323         8.04          9.6                   -                  -
                         ----------------                               -----------------

   $ 2.20   to  $ 8.44        3,108,065       $ 5.30          7.7           1,100,056            $  3.82
                         ================                               =================

                                 HOMEBASE, INC.
                              (Formerly Waban Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

As of January 31, 1998, January 25, 1997 and January 27, 1996, respectively, 2,723,306, 1,687,373 and 2,327,972 shares were reserved for future stock awards under the Company's stock option plans.

In 1989 the Company adopted a stockholder rights plan designed to discourage attempts to acquire the Company on terms not approved by the Board of Directors. Under the plan, stockholders were issued one Right for each share of common stock owned, which entitles them to purchase 1/100 share of Series A Junior Participating Preferred Stock (Series A Preferred Stock) at an exercise price of $75. The Company has designated 1,900,000 shares of Series A Preferred Stock for use under the rights plan; none has been issued. Generally, the terms of the Series A Preferred Stock are designed so that 1/100 share of Series A Preferred Stock is the economic equivalent of one share of the Company's common stock. In the event any person acquires 15% or more of the Company's outstanding stock, the Rights become exercisable for the number of common shares which, at the time, would have a market value of two times the exercise price of the Right.

The Company has authorized 10,000,000 shares of preferred stock, $.01 par value, of which no shares have been issued.

11.  Pensions

The Waban Inc. Retirement Plan (the "Plan") is a non-contributory defined benefit retirement plan covering full-time employees who have attained 21 years of age and have completed one year of service. Benefits are based on compensation earned in each year of service. No benefits have accrued under this plan since July 4, 1992, when it was frozen. In June 1995, the Company terminated its non-contributory retirement plan covering directors who were not employees or officers of the Company. The net income effect of the termination and settlement of this plan was not material.

The Company's Board of Directors approved the termination of the Plan effective July 26, 1997. However, in accordance with generally accepted accounting principles, the additional cost to terminate the Plan is not recognized until the Plan termination is settled. Prior to the Distribution, the Company contributed to the Plan amounts sufficient to make the Plan's assets equal to its estimated termination liabilities, based on actuarial projections at that time. The Company's share of these amounts is included in prepaid expenses on its consolidated balance sheet. The Company expects to record an expense of approximately $0.8 million, net of taxes, when the Plan is settled in fiscal 1998.

                                 HOMEBASE, INC.
                              (Formerly Waban Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Net periodic pension cost under the Company's plans, presented in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions", ("SFAS 87") includes the following components (in thousands):

                                                                       Fiscal Year Ended
-----------------------------------------------------------------------------------------------------------
                                                        January 31,       January 25,      January 27,
(In thousands)                                              1998             1997             1996
-----------------------------------------------------------------------------------------------------------
Service cost                                            $        62       $        89      $        94
Interest cost on projected benefit obligation                   203               226              223
Actual return on assets                                        (260)             (466)            (646)
Net amortization and deferrals                                   18               278              463
-----------------------------------------------------------------------------------------------------------
Net pension cost                                        $        23       $       127      $       134
===========================================================================================================

The following table sets forth the funded status of the Company's defined benefit pension plan for full-time employees as of January 31, 1998 and January 25, 1997 in accordance with SFAS 87:

-----------------------------------------------------------------------------------------------------------
                                                                          January 31,      January 25,
(In thousands)                                                               1998             1997
-----------------------------------------------------------------------------------------------------------
Actuarial present value of accumulated benefit obligation:
   Vested benefits                                                       $     (3,331)     $    (3,204)
-----------------------------------------------------------------------------------------------------------
Projected benefit obligation                                                   (3,331)          (3,204)
Plan assets at fair market value                                                3,450            3,206
-----------------------------------------------------------------------------------------------------------
Plan assets in excess of projected benefit obligation                             119                2
Unrecognized net loss from past experience different from
   that assumed and effects of changes in assumptions                             676              436
-----------------------------------------------------------------------------------------------------------
Prepaid pension cost                                                     $        795       $      438
===========================================================================================================

The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 6.75% in fiscal 1997 and 7.25% in fiscal 1996. The expected long-term rate of return on assets used was 9.0% in fiscal 1997, fiscal 1996 and fiscal 1995. The Company's funding policy is to contribute annually an amount allowable for federal income tax purposes. Pension plan assets consist solely of fixed income securities at January 31, 1998.

Under the Company's 401(k) Savings Plans, participating employees may make pre-tax contributions up to 15% of covered compensation. The Company matches employee contributions at 100% of the first one percent of covered compensation and 50% of the next four percent and is payable as of the end of each calendar quarter. The Company's expense under these plans was $1.8 million, $2.1 million and $2.1 million in fiscal years 1997, 1996 and 1995, respectively.

In 1994, the Company established a non-contributory defined contribution retirement plan for certain key employees. Under the plan, the Company funds annual retirement contributions for the designated participants on an after-tax basis. For fiscal years 1997, 1996 and 1995, the Company's contribution equaled 5% of the participants' base salary. Participants become fully vested in their contribution accounts at the end of the fiscal year in which they complete four years of service. The Company's expense under this plan was $0.5 million, $0.4 million, and $0.5 million in fiscal years 1997, 1996 and 1995, respectively.

                                 HOMEBASE, INC.
                              (Formerly Waban Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

12.  Postretirement Medical Benefits

The Company sponsors a defined benefit postretirement medical plan that covers employees and their spouses who retire after age 55 with at least 10 years of service, who are not eligible for Medicare, and who participated in a Company-sponsored medical plan. Amounts contributed by retired employees under this plan are based on years of service prior to retirement. The plan is not funded. Net periodic postretirement medical benefit cost presented in accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions" ("SFAS 106"), includes the following components:

                                                                       Fiscal Year Ended
-----------------------------------------------------------------------------------------------------------
                                                        January 31,       January 25,      January 27,
(In thousands)                                              1998             1997             1996
-----------------------------------------------------------------------------------------------------------
Service cost                                              $     102         $      69        $      63
Interest cost                                                    32                24               23
Net amortization and deferrals                                   (2)               (8)              (5)
-----------------------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost                  $     132         $      85        $      81
===========================================================================================================

The following table sets forth the status of the Company's postretirement medical plan and the amount recognized in the Company's consolidated balance sheet at January 31, 1998 and January 25, 1997 in accordance with SFAS 106:

-----------------------------------------------------------------------------------------------------------
                                                                              January 31,      January 25,
(In thousands)                                                                   1998              1997
-----------------------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
         Retired participants                                               $       -        $       -
         Fully eligible active participants                                         -               35
         Other active participants                                                595              358
-----------------------------------------------------------------------------------------------------------
Unfunded accumulated postretirement benefit obligation                            595              393
Unrecognized net gain                                                              41              115
-----------------------------------------------------------------------------------------------------------
Accrued postretirement benefit cost                                         $     636        $     508
===========================================================================================================

For measurement purposes, an annual rate of increase in the per capita cost of medical coverage of 7.5% in 1997 grading down to 4.5% after seven years was assumed as of January 25, 1997. Increasing the assumed health care cost trend rate one percentage point would increase the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1997 by $17,000 and would increase the accumulated postretirement benefit obligation as of January 31, 1998 by $72,000.

The  weighted   average  discount  rate  used  in  determining  the  accumulated postretirement benefit obligation as of January 31, 1998 and January 25, 1997 was 6.75% and 7.25%, respectively.

13.  Store Closures and Other Charges

In October 1997, the Board of Directors approved an accelerated growth strategy that included remodeling the remaining 17 stores in the Company's remodel program over the following six months and increasing the rate of new store openings. In connection with this strategy, the Board of Directors also approved the closure of three under-performing stores. In the third quarter of fiscal

                                 HOMEBASE, INC.
                              (Formerly Waban Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

1997, the Company recorded store closures and other charges of $27.0 million consisting of $22.3 million for store closures and other related settlement costs, a $3.0 million increase in the fiscal 1993 restructuring reserve and $1.7 million in asset impairment charges.

Costs included in the reserve for store closures primarily include lease obligations on closed facilities, write-downs of fixed assets and other related settlement costs. The Company closed two stores in the fourth quarter of fiscal 1997 and expects to close a third store by the end of fiscal 1999. During fiscal 1997, the Company increased the fiscal 1993 restructuring reserve by $3.0 million for additional lease obligations due to delays in obtaining subleases on terms acceptable to the Company.

In accordance with SFAS 121, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of the individual stores. The Company's quarterly SFAS 121 analysis performed in the third quarter of fiscal 1997 indicated that the long-lived assets at two stores were impaired. Accordingly, the Company estimated the fair value of these assets based on their estimated salvage value and recorded an impairment charge of $1.7 million, which is included in store closures and other charges.

14.  Restructuring Reserves

As of January 25, 1997, $13.5 million of the Company's fiscal 1993 restructuring charge remained accrued on the Company's consolidated balance sheet. During fiscal 1997, the Company incurred cash expenditures of $3.5 million, primarily for lease obligations on closed facilities, and non-cash charges of $0.3 million for write-downs of fixed assets. As of January 31, 1998, $12.7 million remained accrued on the Company's consolidated balance sheet (including $3.0 million in fiscal 1997 additions to the reserve), consisting primarily of lease obligations on closed facilities, which extend through 2007.

                                 HOMEBASE, INC.
                              (Formerly Waban Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

15.  Selected Quarterly Financial Data (Unaudited)

Fiscal Year ended January 31, 1998:

                                                                     Quarter Ended
--------------------------------------------- --------------- -------------- -------------- --------------
                                                April 26,       July 26,      October 25,    January 31,
(In thousands, except per share data)              1997           1997           1997           1998
--------------------------------------------- --------------- -------------- -------------- --------------
                                                                                              (14 Weeks)
  Net sales                                   $   360,204      $    420,404  $   368,432     $   328,402
  Gross profit                                     77,936            93,355       78,905          67,993
  Income (loss) from continuing
     operations                                     2,271            11,218      (10,288)         (3,884)
  Income from discontinued operations               8,532            12,043            -               -
  Net income (loss)                                10,803            14,598      (10,288)         (3,884)

  Basic net income per share:
   Income (loss) from continuing operations    $     0.07     $      0.32     $    (0.27)    $    (0.10)
   Income from discontinued operations               0.25            0.34              -              -
   Net income (loss)                                 0.32            0.42          (0.27)         (0.10)

  Diluted net income per share:
   Income (loss) from continuing operations    $     0.07     $      0.31     $    (0.27)    $    (0.10)
   Income from discontinued operations               0.25            0.34              -              -
   Net income (loss)                                 0.32            0.41          (0.27)         (0.10)
--------------------------------------------- --------------- -------------- -------------- --------------

Fiscal Year ended January 25, 1997:

                                                                     Quarter Ended
--------------------------------------------- --------------- -------------- -------------- --------------
                                                April 27,       July 27,      October 26,    January 25,
(In thousands, except per share data)              1996           1996           1996           1997
--------------------------------------------- --------------- -------------- -------------- --------------
  Net sales                                    $  352,242      $    424,271   $  366,410    $    309,773
  Gross profit                                     79,758            95,669       78,437          61,835
  Income (loss) from continuing
     operations                                     2,465            11,229        4,406          (1,753)
  Income from discontinued operations               7,050            14,383       11,620          27,260
  Net income                                        9,515            25,612       16,026          25,507

  Basic net income per share:
   Income (loss) from continuing operations    $     0.08     $      0.34     $     0.13     $    (0.05)
   Income from discontinued operations               0.21            0.44           0.36           0.83
   Net income                                        0.29            0.78           0.49           0.78

  Diluted net income per share:
   Income (loss) from continuing operations    $     0.07     $      0.33     $     0.13     $    (0.05)
   Income from discontinued operations               0.21            0.38           0.36           0.83
   Net income                                        0.28            0.71           0.49           0.78
--------------------------------------------- --------------- -------------- -------------- --------------

                                 HOMEBASE, INC.
                              (Formerly Waban Inc.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Net income for the second quarter of fiscal 1997 included an extraordinary loss of $8.7 million, net of tax, related to the early extinguishment of Company debt, primarily consisting of call premiums and the write-off of debt issue costs.

Net income for the third quarter of fiscal 1997 includes $27.0 million ($16.3 million, net of tax) in store closures and other charges.

In fiscal 1997 and 1996, the quarterly per share amounts do not sum to the per share amounts for the respective year-to-date periods due to differences in the weighted average number of shares outstanding in each quarterly reporting period versus the weighted average number of shares outstanding for the respective year-to-date periods.

The quarterly per share amounts for all periods presented have been restated in accordance with SFAS 128.

                                    PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 10. Directors and Executive Officers of the Registrant

     The Company will file with the Securities and Exchange Commission a definitive Proxy Statement no later than 120 days after the close of its fiscal year ended January 31, 1998 (the "Proxy Statement"). The information required by this Item that is not set forth below or under the heading "Executive Officers of the Registrant" in Part I of this report is incorporated herein by reference to the Proxy Statement.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on 8-K

A. The Financial Statements and Financial Statement Schedules filed as part of this report are listed and indexed on page 24. Schedules other than those listed in the index have been omitted because they are not included elsewhere in this report.

B. Listed below are all exhibits filed as part of this report. Certain exhibits are incorporated by reference to documents previously filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

Exhibit
  No.                Exhibit
------               ---------------------------------------------------------------------------------------
3.1                  Amended and Restated  Certificate of Incorporation of the Company (incorporated herein by reference to the Registrant's Form S-8 (#333-32473), dated July 30, 1997).
3.2                  By-Laws,  as  Amended,  of  the  Company  (incorporated  herein  by  reference  to the
                     Registrant's Form S-8 (#333-32473), dated July 30, 1997).
4.0                  Instruments  Defining  Rights of Security  Holders  (See  Exhibits  3.1,  3.2, 4.7 and
                     10.13).
4.1                  Specimen  Common  Stock   Certificate   (incorporated   herein  by  reference  to  the
                     Registrant's Form S-3 (Registration No. 333-43789), dated February 10, 1998).
4.2                  5.25% Convertible Subordinated Note (Rule 144A)(incorporated herein by reference to the
                     Registrant's Form S-3 (Registration No. 333-43789), dated February 10, 1998).
4.3                  5.25% Convertible  Subordinated Note (Regulation S) (incorporated  herein by reference to the Registrant's Form S-3 (Registration No. 333-43789), dated February 10, 1998).
4.4                  Indenture, dated as of November 10, 1997, between the Company and State Street Bank and
                     Trust Company of California, N.A. (incorporated herein by reference to the Registrant's
                     Form S-3 (Registration No. 333-43789), dated February 10, 1998).
4.5                  Registration Rights Agreement, dated as of November 10, 1997, by and between the
                     Company and Prudential  Securities  Incorporated  (incorporated herein by reference to the Registrant's Form S-3 (Registration No. 333-43789), dated February 10, 1998).
4.6                  Purchase Agreement,  dated as of December 10, 1997, between the Company and Prudential
                     Securities  Incorporated  (incorporated  herein by reference to the Registrant's  Form
                     S-3 (Registration No. 333-43789), dated February 10, 1998).
4.7                  Rights Agreement dated as of May 23, 1989 between the Company and First Chicago Trust
                     Company of New York, formerly Morgan Shareholder Services Trust Company, as Rights
                     Agent (incorporated herein by reference to the Registrant's Form 10, filed with the
                     SEC, dated May 12, 1989).
4.8                  5.25% Convertible Subordinated Note(Registered) (incorporated herein by reference to the Registrant's Form S-3 (Registration No. 333-43789), dated February 10, 1998).

Exhibit
  No.                Exhibit
-------              ---------------------------------------------------------------------------------------
10.0 *               Change  of  Control   Severance  Benefit  Plan  for  Key Employees,  dated January 28,
                     1998 (incorporated herein by reference to the Registrant's Form S-3 (Registration No.
                     333-43789), dated February 10, 1998).
10.1 *               HomeBase, Inc. 1989 Stock Incentive Plan, as amended (incorporated  herein  by reference to the Registrant's Form 10-Q (File No. 1-10259), dated July 26, 1997).
10.2 *               Waban  Inc.  Executive  Retirement  Plan  (incorporated  herein  by  reference  to the
                     Registrant's Form 10-K for the fiscal year ended January 29, 1994).
10.3 *               Waban Inc. Retirement Plan for Directors,  as amended September 17, 1990 (incorporated herein by  reference  to the  Registrant's  Form  10-Q for the  fiscal  quarter  ended
                     October 27, 1990).
10.4 *               Waban Inc. General Deferred Compensation Plan (incorporated herein by reference to the
                     Registrant's Form 10-K for the fiscal year ended January 27, 1990).
10.5 *               Waban Inc. Growth Incentive Plan, as amended  (incorporated herein by reference to the
                     Registrant's Form 10-K for the fiscal year ended January 27, 1990).
10.6 *               Amendment  dated as of January  29, 1994  between  the Company and The TJX  Companies,
                     Inc. to Executives  Services  Agreement with respect to Arthur F. Loewy  (incorporated herein by reference to the  Registrant's  Form 10-K for the fiscal year ended  January
                     29, 1994).
10.7 *               Employment  Agreement  dated as of July 28, 1997 with Herbert J. Zarkin  (incorporated herein by reference to the Registrant's  Form 10-Q (File No. 1-10259),  dated July 26,
                     1997).
10.8 *               Employment   Agreement   dated  as  of  July  28,  1997  with  Edward  J.   Weisberger
                     (incorporated  herein by reference to the  Registrant's  Form 10-Q (File No. 1-10259),
                     dated July 26, 1997).
10.9 *               Employment  Agreement  dated as of July 28, 1997 with Allan P.  Sherman  (incorporated herein by reference to the Registrant's  Form 10-Q (File No.  1-10259),  dated October
                     25, 1997).
10.9.1 *             Loan Agreement dated as of January 19, 1994 with Allan P. Sherman (incorporated herein by reference to the Registrant's Form 10-K for the fiscal year ended January 29, 1994).
10.9.2 *             Promissory  Note dated as of January 19, 1994 with Allan P. Sherman to the Company
                     (incorporated herein by reference to the Registrant's Form 10-K for the fiscal year ended January 29, 1994).
10.10 *              Employment Agreement, dated  as  of  July  28,  1997  with  Thomas  F.   Gallagher
                     (incorporated  herein by reference to the  Registrant's  Form 10-Q (File No. 1-10259),
                     dated July 26, 1997).
10.11 *              Employment Agreement, dated as of July 28, 1997 with Scott Richards (incorporated herein by reference to the Registrant's Form 10-Q (File No. 1-10259), dated July 26,
                     1997).
10.12 *              Employment Agreement, dated as of July 28, 1997 with William  B. Langsdorf
                     (incorporated  herein by reference to the  Registrant's  Form 10-Q (File No. 1-10259),
                     dated July 26, 1997).
10.13 *              Form of  Indemnification  Agreement between the Company and its officers and directors
                     (incorporated  herein by reference to the  Registrant's  Form 10-K for the fiscal year ended January 27, 1990).

Exhibit
  No.                Exhibit
------               ---------------------------------------------------------------------------------------
10.14 *              Form of Change of Control Severance Agreement between the Company and officers of the
                     Company (incorporated herein by reference to the Registrant's Form 10-Q (File No.
                     1-10259), dated July 26, 1997).
10.15                Credit Agreement dated as of July 9, 1997 among the Company and certain  banks
                     (incorporated  herein by reference to the  Registrant's  Form 10-Q (File No. 1-10259),
                     dated July 26, 1997).
10.15.1 #            First  Amendment  to Credit  Agreement,  dated  October 28, 1997 among the Company and certain banks.
10.15.2 #            Second  Amendment to Credit  Agreement,  dated  November 7, 1997 among the Company and certain banks.
10.15.3 #            Third  Amendment to Credit  Agreement,  dated  December 24, 1997 among the Company and certain banks.
10.16 *              Waban Inc. 1995 Director  Stock Option Plan  (incorporated  herein by reference to the
                     Registrant's  definitive  Proxy  Statement on Schedule 14A (File No.  1-10259) for the
                     Registrant's 1995 Annual Meeting of Stockholders).
10.17                Separation and Distribution Agreement, dated as of July 10, 1997, between the Company and BJ's Wholesale Club, Inc. (incorporated herein by reference to the Registrant's
                     Form 8-K (File No. 1-10259), dated July 28, 1997).
10.18                Services Agreement, dated as of July 28, 1997, between the Company and BJ's Wholesale
                     Club, Inc. (incorporated herein by reference to the Registrant's Form 8-K (File No.
                     1-10259), dated July 28, 1997).
10.19                Tax  Sharing  Agreement,  dated as of July 28,  1997,  between  the  Company  and BJ's
                     Wholesale Club, Inc.  (incorporated  herein by reference to the Registrant's  Form 8-K
                     (File No. 1-10259), dated July 28, 1997).
10.20 *              Employee Benefits  Agreement,  dated as of July 28, 1997, between the Company and BJ's
                     Wholesale Club, Inc.  (incorporated  herein by reference to the Registrant's  Form 8-K
                     (File No. 1-10259), dated July 28, 1997).
10.21 *              HomeBase,  Inc. 1997 Stock  Incentive  Plan  (incorporated  herein by reference to the
                     Registrant's Form 10-Q (File No. 1-10259), dated July 26, 1997).
13.0 #               Annual report of the Company.
21.0 #               Subsidiaries of the Company.
23.0 #               Consent of Independent Accountants.
27.0 #               Financial Data Schedule--Fiscal 1997.
27.1 #               Financial Data Schedule--Fiscal 1996.

*                    Management contract or other compensatory plan or
                     arrangement.
#                    Filed herewith.

                     Reports on Form 8-K
                     -----------------------------------------------------------
                     On October 28, 1997, the Company filed a report on Form 8-K under items 5 and 7 thereof, reporting the Company's preliminary third quarter results, which included a non-recurring charge to close three stores. In addition, the Company announced plans to accelerate its store remodeling program, which would be funded by $100 million in convertible subordinated debentures.

                     -----------------------------------------------------------
                     On November 11, 1997, the Company filed a report on Form 8-K under item 5 thereof, reporting that it entered into a purchase agreement with an investment banking firm for the sale by the Company of $100 million of seven-year, 5.25% convertible subordinated debt, due November 1, 2004.

                     On November 17, 1997, the Company filed a report on Form 8-K under items 5 and 7 thereof, reporting that it completed the private placement of $100 million, 5.25%
                     convertible subordinated notes, due November 1, 2004, through a Rule 144A/Regulation S offering.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                         HomeBase, Inc.


   Dated April 6, 1998                               By: /s/ ALLAN P. SHERMAN
                                                         -----------------------
                                                         Allan P. Sherman
                                                         President and
                                                         Chief Executive Officer



Pursuant  to  the   requirements  of  the  Securities  Act  of  1934,  this
Registration Statement has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                 Signature                                  Title                      Date
-------------------------------------------------------------------------------------------------

    /s/ HERBERT J. ZARKIN                                                          April 6, 1998
    --------------------------------
        Herbert J. Zarkin                  Chairman of the Board of Directors

    /s/ ALLAN P. SHERMAN                                                           April 6, 1998
    --------------------------------
        Allan P. Sherman                   President, Chief Executive Officer of
                                           the Company and Director
                                           (Principal Executive Officer)

    /s/ WILLIAM B. LANGSDORF                                                       April 6, 1998
    ------------------------
        William B. Langsdorf               Executive Vice President, Chief
                                           Financial Officer (Principal
                                           Financial Officer and Principal
                                           Accounting Officer)

    /s/ JOHN D. BARR                                                               April 6, 1998
    --------------------------------
        John D. Barr                       Director

    /s/ LORNE R. WAXLAX                                                            April 6, 1998
    --------------------------------
        Lorne R. Waxlax                    Director

    /s/ ARTHUR F. LOEWY                                                            April 6, 1998
    --------------------------------
        Arthur F. Loewy                    Director

    /s/ EDWARD J. WEISBERGER                                                       April 6, 1998
    ------------------------
        Edward J. Weisberger               Director

