Form 10-Q
period 1998-05-02
HOMEBASE INC
filed 1998-06-10
CIK 850316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------
                                    FORM 10-Q



                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                           Commission File Number
       May 2, 1998                                          1-10259


                                HOMEBASE, INC.
             (Exact name of Registrant as specified in its charter)


                    DELAWARE                                33-0109661
(State or other jurisdiction of incorporation or         (I.R.S. Employer
                   organization)                        Identification No.)

             3345 Michelson Drive
                   Irvine, CA                                 92612
    (Address of principal executive offices)                (Zip Code)

                              (949) 442-5000
               (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant  was  required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X   No

At June 5, 1998, there were 37,868,099 shares outstanding.

                                           Part 1. FINANCIAL INFORMATION

                                                  HOMEBASE, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME
                                     (In thousands, except per share amounts)
                                                    (Unaudited)

                                                                                           13 Weeks Ended
-----------------------------------------------------------------------------------------------------------------
                                                                                        May 2,        April 26,
                                                                                         1998           1997
-----------------------------------------------------------------------------------------------------------------

Net sales                                                                            $   348,897     $   360,204

Cost of sales, including buying and occupancy costs                                      271,960         282,268
---------------------------------------------------------------------------------- --------------- ---------------

Gross profit                                                                              76,937          77,936

Selling, general and administrative expenses                                              75,667          71,435
---------------------------------------------------------------------------------- --------------- ---------------
Operating income                                                                           1,270           6,501

Interest on debt and capital leases, net                                                   1,118           2,764
---------------------------------------------------------------------------------- --------------- ---------------
Income from continuing operations before income taxes                                        152           3,737

Provision for income taxes                                                                    61           1,466
---------------------------------------------------------------------------------- --------------- ---------------
Income from continuing operations                                                             91           2,271

Income from discontinued operations, net of income taxes of $0
   and $5,441                                                                                  -           8,532
---------------------------------------------------------------------------------- --------------- ---------------
Net income                                                                           $        91     $    10,803
================================================================================== =============== ===============

Basic net income per share:
   Income from continuing operations                                                 $         -     $      0.07
   Income from discontinued operations                                                         -            0.26
---------------------------------------------------------------------------------- --------------- ---------------
   Net income                                                                        $         -     $      0.33
================================================================================== =============== ===============
Diluted net income per share:
   Income from continuing operations                                                 $         -     $      0.07
   Income from discontinued operations                                                         -            0.25
---------------------------------------------------------------------------------- --------------- ---------------
   Net income                                                                        $         -     $      0.32
================================================================================== =============== ===============
Shares used in computation of net income per share:
   Basic                                                                                  37,764          32,793
   Diluted                                                                                38,068          33,286

         The accompanying notes are an integral part of the consolidated financial statements.

                                 HOMEBASE, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------
                                                                      May 2,         January 31,        April 26,
                                                                       1998              1998             1997
-----------------------------------------------------------------------------------------------------------------
ASSETS
   Current assets:
     Cash and cash equivalents                                      $    50,707      $    44,603      $     41,960
     Marketable securities                                                9,382            5,515                 -
     Accounts receivable (net of allowance for doubtful
       accounts of $283, $293 and $272)                                  26,755           27,781            27,489
     Merchandise inventories                                            346,468          314,188           336,434
     Current deferred income taxes                                       12,185           11,973            10,753
     Prepaid expenses                                                     9,478            9,857             6,059
     Prepaid and refundable income taxes                                 10,281           10,265               230
     Net current assets of discontinued operations                            -                -            95,298
------------------------------------------------------------------- --------------- ----------------- ----------------
         Total current assets                                           465,256          424,182           518,223

   Property, net                                                        257,120          258,697           245,384
   Property under capital leases, net                                     5,527            5,637             5,965
   Deferred income taxes                                                 13,762           13,965            11,011
   Other assets                                                          12,962           13,127             4,386
   Net noncurrent assets of discontinued operations                           -                -           359,155
------------------------------------------------------------------- --------------- ----------------- ----------------
         Total assets                                               $   754,627      $   715,608      $  1,144,124
=================================================================== =============== ================= ================

LIABILITIES
   Current liabilities:
     Accounts payable                                               $   134,727      $    96,122      $    129,606
     Restructuring reserve                                                6,356            6,151             2,840
     Accrued expenses and other current liabilities                      82,803           80,783            78,675
     Current installments of long-term debt                                  74               72            12,067
     Obligations under capital leases due within one year                   247              226               168
------------------------------------------------------------------- --------------- ----------------- ----------------
         Total current liabilities                                      224,207          183,354           223,356

   Long-term debt                                                       106,996          107,015           219,382
   Obligations under capital leases, less portion due
     within one year                                                      8,583            8,650             8,830
   Noncurrent restructuring reserve                                       5,714            6,537             9,964
   Other noncurrent liabilities                                          50,049           50,385            36,871

   Commitments and contingencies

STOCKHOLDERS' EQUITY
   Common stock, par value $.01 per share; authorized
     190,000,000 shares; issued and outstanding 37,807,610,
     37,707,372 and 33,269,537 shares                                       378              377               333
   Additional paid-in capital                                           372,788          373,456           330,227
   Unrealized holding gain (loss)                                            (7)               6                 -
   Retained earnings (deficit)                                          (14,081)         (14,172)          322,676
   Treasury stock, at cost, 0, 0 and 397,293 shares                           -                -            (7,515)
------------------------------------------------------------------- --------------- ----------------- ----------------
         Total stockholders' equity                                     359,078          359,667           645,721
------------------------------------------------------------------- --------------- ----------------- ----------------
         Total liabilities and stockholders' equity                 $   754,627      $   715,608      $  1,144,124
=================================================================== =============== ================= ================

         The accompanying notes are an integral part of the consolidated financial statements.

                                 HOMEBASE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                          13 Weeks Ended
-----------------------------------------------------------------------------------------------------------------
                                                                                      May 2,          April 26,
                                                                                       1998              1997
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          $     91        $  10,803
  Adjustments to reconcile net income to net cash provided by operating activities:
      Net income from discontinued operations                                                -           (8,532)
      Depreciation and amortization                                                      6,824            6,023
      (Gain) loss on property disposals                                                     65             (105)
      Amortization of discount on marketable securities                                    (19)               -
      Other non-cash items                                                                 166              259
      Deferred income taxes                                                                 (9)            (588)
    Increase (decrease) in cash due to changes in:
      Accounts receivable                                                               (1,358)          (2,228)
      Merchandise inventories                                                          (32,280)         (19,896)
      Prepaid expenses                                                                     379           (1,084)
      Other assets                                                                         (42)              63
      Accounts payable                                                                  38,605           44,703
      Restructuring reserve                                                               (618)            (748)
      Accrued expenses and other current liabilities                                    11,439           11,598
      Prepaid federal and state income taxes                                               183            8,041
      Other noncurrent liabilities                                                        (336)           1,783
---------------------------------------------------------------------------------- --------------- ---------------
    Net cash provided by (used in) operating activities of:
      Continuing operations                                                             23,090           50,092
      Discontinued operations                                                                -          (11,946)
---------------------------------------------------------------------------------- --------------- ---------------
    Net cash provided by operating activities                                           23,090           38,146

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of marketable securities                                                   (3,861)               -
    Property additions                                                                 (13,518)          (3,395)
    Property disposals                                                                     157              281
---------------------------------------------------------------------------------- --------------- ---------------
    Net cash used in investing activities of:
      Continuing operations                                                            (17,222)          (3,114)
      Discontinued operations                                                                -          (10,259)
---------------------------------------------------------------------------------- --------------- ---------------
    Net cash used in investing activities                                              (17,222)         (13,373)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term debt                                                            (17)            (424)
    Repayment of capital lease obligations                                                 (46)             (58)
    Debt issuance costs                                                                    (18)               -
    Proceeds from sale and issuance of common stock                                        317              801
---------------------------------------------------------------------------------- --------------- ---------------
    Net cash provided by (used in) financing activities of:
      Continuing operations                                                                236              319
      Discontinued operations                                                                -              (28)
---------------------------------------------------------------------------------- --------------- ---------------
    Net cash provided by financing activities                                              236              291

    Net increase in cash and cash equivalents                                            6,104           25,064
    Cash and cash equivalents at beginning of year                                      44,603           16,896
---------------------------------------------------------------------------------- --------------- ---------------
    Cash and cash equivalents at end of period                                        $ 50,707         $ 41,960
================================================================================== =============== ===============

Supplemental cash flow information (prior year includes discontinued operations)
      Interest paid                                                                   $  2,591         $    380
      Income taxes paid (refunds received)                                                (146)           1,577

Non-cash financing and investing activities:
      Tax benefit of employee stock options                                                199              497
      Conversion of long-term debt to stock, net                                             -            1,599
================================================================================== =============== ===============

         The accompanying notes are an integral part of the consolidated financial statements.

                                 HOMEBASE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)

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
                                           Common Stock        Capital     (Losses)    (Deficit)       Treasury Stock    Equity
------------------------------------------------------------------------------------------------------------------------------------

                                        Shares     Amount                                            Shares      Amount
                                       ---------- ----------                                       ----------- -----------

Balance, January 25, 1997                33,270   $    333   $   329,719  $      -     $ 311,873       (529)   $  (10,000)  $631,925
  Net income                                 -           -             -         -        10,803          -             -     10,803
  Exercise of stock options                  -           -          (446)        -             -         66         1,247        801
  Income tax benefit of stock options        -           -           497         -             -          -             -        497
  Amortization of restricted stock           -           -            96         -             -          -             -         96
     grants
  Conversion of 6.5% debentures              -           -           361         -             -         66         1,238      1,599
-------------------------------------- ---------- ---------- ------------ ----------- ------------ ----------- ----------- ---------
Balance, April 26, 1997                  33,270   $    333   $   330,227  $      -    $  322,676       (397)   $   (7,515)  $645,721
====================================== ========== ========== ============ =========== ============ =========== =========== =========


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
                                           Common Stock        Capital     (Losses)    (Deficit)       Treasury Stock     Equity
------------------------------------------------------------------------------------------------------------------------------------

                                        Shares     Amount                                            Shares      Amount
                                       ---------- ----------                                       ----------- -----------

Balance, January 31, 1998               37,707    $    377   $   373,456  $      6    $  (14,172)         -    $        -  $359,667
  Net income                                 -           -             -         -            91          -             -        91
  Unrealized holding gains (losses)          -           -             -       (13)            -          -             -       (13)
  Exercise of stock options                101           1           316         -             -          -             -       317
  Income tax benefit of stock options        -           -           199         -             -          -             -       199
  Amortization of restricted stock           -           -           166         -             -          -             -       166
     grants
  Equity transfer adjustment related
    to spin-off of BJ's
    Wholesale Club, Inc.                     -           -        (1,349)        -             -          -             -    (1,349)
-------------------------------------- ---------- ---------- ------------ ----------- ------------ ----------- ----------- ---------
Balance, May 2, 1998                     37,808   $    378   $   372,788  $     (7)   $ (14,081)          -    $        -  $359,078
====================================== ========== ========== ============ =========== ============ =========== =========== =========

         The accompanying notes are an integral part of the consolidated financial statements.

                                 HOMEBASE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 31, 1998. The January 31, 1998 balances reported herein are derived from the audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

The results for the first 13 weeks are not necessarily indicative of results for the full fiscal year because, among other things, the Company's business is subject to seasonal influences. Sales and profits have typically been lower in the first and fourth quarters of the fiscal year and higher in the second and third quarters, which include the most active seasons for home improvement sales.

The fiscal years ending January 30, 1999 and January 31, 1998 are referred to herein as "fiscal 1998" and "fiscal 1997", respectively. The 13 weeks ended May 2, 1998 and April 26, 1997 are referred to herein as the "first quarter of fiscal 1998" and the "first quarter of fiscal 1997", respectively.

The consolidated financial statements of the Company include the financial statements of the Company's subsidiaries, all of which are wholly owned.

2.   Use of Estimates

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

3.   Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

4.   Discontinued Operations

On July 26, 1997, the Company transferred all of the net assets of its BJ's Wholesale Club division ("BJ's") to BJ's Wholesale Club, Inc. ("BJI"). On July 28, 1997, the Company distributed to its stockholders on a pro-rata basis all of the outstanding common stock of BJI (the "Distribution").

The financial statements as of and for the 13 weeks ended April 26, 1997 have been restated to present BJ's as a discontinued operation. Corporate interest expense for the 13 weeks ended April 26, 1997 was allocated to discontinued operations based on the ratio of BJ's net assets to the sum of consolidated net assets plus consolidated debt. The assets and liabilities of BJ's have been reclassified in the balance sheets at April 26, 1997 as net current and noncurrent assets of discontinued operations, and consist primarily of merchandise inventories, property and equipment, accounts payable and accrued expenses. In the first quarter of fiscal 1998, the Company recorded an additional equity transfer to BJI of approximately $1.3 million, related to a net asset adjustment of BJ's at the time of the distribution.

Net sales from discontinued operations were $678.9 million for the 13 weeks ended April 26, 1997.

5.   Change in Accounting Principle

In the first quarter of fiscal 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), Accounting for the Costs of Start-Up Activities, which requires entities to expense as incurred start-up and pre-opening costs that may not otherwise be capitalized as long-lived assets. The Company adopted SOP 98-5 in the first quarter of fiscal 1998, which did not have an effect on net income or net income per share.

                                 HOMEBASE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


6.   Interest on Debt and Capital Leases

Interest on debt and capital leases in the consolidated statements of income is presented net of interest and investment income of $0.8 million and $0.3 million in the first quarter of fiscal 1998 and fiscal 1997, respectively.

7.   Net Income Per Share

The following is a reconciliation of the numerator and the denominator used in the calculation of net income per share:

                                                                                 13 Weeks Ended
----------------------------------------------------------------------------------------------------------
                                                                            May 2,          April 26,
(In thousands)                                                               1998              1997
----------------------------------------------------------------------------------------------------------
Numerator:
   Income from continuing operations                                      $        91      $     2,271
   Income from discontinued operations                                              -            8,532
------------------------------------------------------------------------- ---------------  ---------------
   Numerator for basic net income per share                               $        91      $    10,803

Effect of dilutive securities:
   6.5% convertible debentures (1)                                        $         -      $         -
   5.25% convertible subordinated notes (1)                                         -                -
------------------------------------------------------------------------- ---------------  ---------------
   Numerator for diluted net income per share                             $        91      $    10,803
========================================================================= ===============  ===============

                                                                                 13 Weeks Ended
----------------------------------------------------------------------------------------------------------
                                                                            May 2,          April 26,
(In thousands)                                                               1998              1997
----------------------------------------------------------------------------------------------------------
Denominator:
   Denominator for basic net income per share--weighted average shares         37,764           32,793

Effect of dilutive securities:
   Employee stock options                                                         304              493
   Assumed conversion of 6.5% convertible
     debentures (1)                                                                 -                -
   Assumed conversion of 5.25% convertible notes (1)                                -                -
------------------------------------------------------------------------- ---------------  ---------------

Denominator for diluted net income per share                                   38,068           33,286
========================================================================= ===============  ===============

(1) The effect of the convertible securities has been excluded from the computation of diluted net income per share because it was antidilutive in the first quarter of fiscal 1998 and fiscal 1997.

                                 HOMEBASE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

8.   Supplemental Balance Sheet Information

Property and equipment consists of the following:

----------------------------------------------------------------------------------------------------------
                                                           May 2,         January 31,       April 26,
(In thousands)                                              1998             1998              1997
----------------------------------------------------------------------------------------------------------

Land and buildings                                      $   157,589       $   157,488      $   156,827
Leasehold improvements                                       65,023            62,310           59,272
Furniture, fixtures and equipment                           141,273           144,662          134,022
----------------------------------------------------- ----------------- ---------------- -----------------
                                                            363,885           364,460          350,121
Accumulated depreciation                                   (106,765)         (105,763)        (104,737)
----------------------------------------------------- ----------------- ---------------- -----------------
Total                                                   $   257,120       $   258,697      $   245,384
===================================================== ================= ================ =================


Property under capital leases consists of the following:

----------------------------------------------------------------------------------------------------------
                                                           May 2,         January 31,       April 26,
(In thousands)                                              1998             1998              1997
----------------------------------------------------------------------------------------------------------

Property under capital leases                           $   9,696         $   9,696        $  10,213
Accumulated depreciation                                   (4,169)           (4,059)          (4,248)
----------------------------------------------------- ----------------- ---------------- -----------------
Total                                                   $   5,527         $   5,637        $   5,965
===================================================== ================= ================ =================

9.   Pension Plan

In the first quarter of fiscal 1998, the Company completed the settlement of the Waban Inc. Retirement Plan (the "Plan"), which was terminated effective July 26, 1997. Net income for the 13 weeks ended May 2, 1998 includes a charge of approximately $0.7 million, net of taxes, related to the settlement of the Plan.

10.  Restructuring Reserve

As of January 31, 1998, $12.7 million of the Company's fiscal 1993 restructuring charge remained accrued on the Company's consolidated balance sheet. During the first quarter of fiscal 1998, the Company incurred cash expenditures of $0.6 million, primarily for lease obligations on closed facilities. As of May 2, 1998, $12.1 million remained accrued on the Company's balance sheet consisting primarily of lease obligations on closed facilities, which extend through 2007.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organization and Presentation

On July 26, 1997, HomeBase, Inc. (the "Company"), formerly known as Waban Inc., transferred all of the net assets of its BJ's Wholesale Club division ("BJ's") to BJ's Wholesale Club, Inc. ("BJI"). On July 28, 1997, the Company distributed to its stockholders, on a pro-rata basis, all of the outstanding common stock of BJI (the "Distribution"). The financial statements for the 13 weeks ended April 26, 1997 have been restated to present BJ's as a discontinued operation. The discussion which follows pertains to the continuing operations of the Company unless otherwise noted.

The fiscal year ending January 30, 1999 and January 31, 1998 are referred to herein as "fiscal 1998" and "fiscal 1997", respectively. The 13 weeks ended May 2, 1998 and April 26, 1997 are referred to herein as the "first quarter of fiscal 1998" and the "first quarter of fiscal 1997", respectively.

The following table presents the results of operations for the periods indicated as a percentage of net sales.

                                                                                 13 Weeks Ended
----------------------------------------------------------------------------------------------------------
                                                                             May 2,         April 26,
                                                                              1998             1997
----------------------------------------------------------------------------------------------------------

Net sales                                                                      100.0%          100.0%

Cost of sales, including buying and occupancy costs                             78.0            78.4
-------------------------------------------------------------------------- --------------- ---------------
Gross profit                                                                    22.0            21.6

Selling, general and administrative expenses                                    21.7            19.8
-------------------------------------------------------------------------- --------------- ---------------
Operating income                                                                 0.3             1.8

Interest on debt and capital leases, net                                         0.3             0.8
-------------------------------------------------------------------------- --------------- ---------------
Income from continuing operations before income taxes                              -             1.0

Provision for income taxes                                                                       0.4
-------------------------------------------------------------------------- --------------- ---------------
Income from continuing operations                                                  -             0.6

Income from discontinued operations, net of income tax                             -             2.4
-------------------------------------------------------------------------- --------------- ---------------
Net income                                                                         -%            3.0%
========================================================================== ================ ==============

Net Sales

Net sales for the first quarter of fiscal 1998 decreased 3.1% to $348.9 million from $360.2 million in the first quarter of fiscal 1997. The decrease in net sales was primarily due to declines in same store sales and net store closures. Net sales for the same 81 stores open in the first quarter of both years declined 3.0% primarily due to the disruption caused by store remodel construction, abnormal weather patterns and increased competition in many of the markets in which the Company operates.

During the first quarter of fiscal 1998, 17 stores were remodeled, compared to two stores in the comparable prior-year period.

Since the beginning of fiscal 1997, two new stores were opened and three stores were closed.

Cost of Sales

Cost of sales, which includes buying and occupancy costs, was 78.0% of net sales for the first quarter of fiscal 1998, compared to 78.4% in the first quarter of fiscal 1997. The decrease as a percentage of net sales was primarily due to higher average selling margins due to a change in the mix of product sold. The increase in selling margins was partially offset by slightly higher buying and occupancy costs as a percentage of sales in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997, due primarily to the overall decline in sales and the fixed nature of certain buying and occupancy costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") were 21.7% of net sales for the first quarter of fiscal 1998, compared to 19.8% of net sales for the first quarter of fiscal 1997. The increase as a percentage of net sales is primarily attributable to higher remodel related costs, the overall decline in net sales quarter over quarter and pre-tax settlement costs of approximately $1.1 million associated with the termination of the Waban Inc. Retirement Plan. In the first quarter of fiscal 1998, the Company incurred remodel related costs of approximately $4.0 million, compared to $0.3 million in the first quarter of fiscal 1997.

Interest Expense

Net interest expense from continuing operations for the first quarter of fiscal 1998 was $1.1 million compared to $2.8 million for the comparable prior-year period. Corporate interest expense for the first quarter of fiscal 1997 was allocated to discontinued operations based on the ratio of BJ's net assets to the sum of consolidated net assets plus consolidated debt.

The decline in net interest expense from continuing operations is primarily attributable to lower average outstanding debt balances and higher interest income earned on investments in the first quarter of fiscal 1998 compared to the comparable prior-year period. Interest income on investments was $0.8 million for the first quarter of fiscal 1998 compared to approximately $0.3 million in the comparable prior-year period.

Income Tax Provision

The income tax provision rate for the first quarter of fiscal 1998 was 39.8% compared to 39.2% in the comparable prior-year period.

Income From Continuing Operations

Income from continuing operations for the first quarter of fiscal 1998 was $0.1 million, or $0.0 per share, diluted, compared to $2.3 million, or $0.07 per share, diluted, in the comparable prior-year period.

Income from continuing operations as a percentage of net sales was 0.0% for the first quarter of fiscal 1998, compared to 0.6% in the comparable prior year period. The decline is primarily due to a higher SG&A percentage, partially offset by a higher gross profit percentage and lower interest expense.

Income from continuing operations for the first quarter of fiscal 1997 includes all of the corporate overhead expenses incurred by the Company prior to the Distribution and an allocation of the Company's interest expense prior to the Distribution. As a result of the Distribution, the conversion of the convertible subordinated debt into common stock and the refinancing of $112 million of other indebtedness, income from continuing operations for periods preceding the Distribution is not comparable to the Company's income from continuing operations after the Distribution. Refer to Pro Forma Financial Information below.

Net Income

Net income for the first quarter of fiscal 1998 was $0.1 million, or $0.00 per share, diluted, compared to $10.8 million, or $0.32 per share, diluted, in the comparable prior-year period. Net income for the first quarter of fiscal 1998 includes a pension termination charge of $0.7 million, net of tax. The first quarter of fiscal 1997 included income from discontinued operations of $8.5 million, or $0.25 per share, diluted.

Restructuring Reserve

As of January 31, 1998, $12.7 million of the Company's fiscal 1993 restructuring charge remained accrued on the Company's consolidated balance sheet. During the first quarter of fiscal 1998, the Company incurred cash expenditures of $0.6 million, primarily for lease obligations on closed facilities. As of May 2, 1998, $12.1 million remained accrued on the Company's balance sheet consisting primarily of lease obligations on closed facilities, which extend through 2007.

Seasonality

The Company's business is subject to seasonal influences. Sales and profits have typically been lower in the first and fourth quarters of the fiscal year and higher in the second and third quarters, which include the most active seasons for home improvement sales.

Change in Accounting Principle

In the first quarter of fiscal 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), Accounting for the Costs of Start-Up Activities, which requires entities to expense as incurred start-up and pre-opening costs that may not otherwise be capitalized as long-lived assets. The Company adopted SOP 98-5 in the first quarter of fiscal 1998, which did not have an effect on net income or net income per share.

Pro Forma Financial Information (Unaudited)

The table below presents income from continuing operations for the first quarter of fiscal 1997 on a pro forma basis to reflect the estimated effects of the Distribution, which include reductions in administrative expenses and interest costs. On this pro forma basis, income from continuing operations for the first quarter of fiscal 1997 was $3.8 million.

The following unaudited pro forma financial information for the quarter ended April 26, 1997 is based on management's good faith estimate of what the Company's operating performance would have been as a stand-alone corporation, and is provided for comparative analytical purposes only. Selling, general, and administrative expenses reflect a pro forma estimate of costs that the Company would have incurred related to corporate overhead activities performed by the Company's corporate staff prior to the Distribution. These costs, estimated at an annualized $5.8 million in fiscal 1997, were allocated evenly between quarters. Pro forma interest expense assumes that the capital structure that was established immediately after the Distribution had been in place for the quarter ended April 26, 1997. The components of interest expense include capital lease interest, mortgage interest, and credit agreement costs, all of which were allocated evenly by quarter, and bank borrowing interest expense, which was allocated to reflect the typical seasonal requirements of the business. The average estimated draw under the revolving credit facility was assumed to be $23 million. This unaudited financial data does not purport to represent the actual changes in the historical cash/borrowing position. The provision for income taxes was estimated at 39.8%. The number of shares used in the calculation of pro forma diluted net income per share was 37.9 million, which excludes common stock equivalents that were antidilutive. All pro forma adjustments were based upon available information and assumptions that management believes were reasonable under the circumstances. This information does not purport to represent what the results of operations of the Company would have actually been if the Distribution had in fact been consummated in prior periods or at any future date or what the results of operations of the Company will be for any future period.

The pro forma results for the Company are as follows:

                                                                                       13 Weeks Ended
----------------------------------------------------------------------------------------------------------
                                                                                          April 26,
(In thousands, except per share amounts)                                                    1997
----------------------------------------------------------------------------------------------------------

Net sales                                                                               $   360,204

Cost of sales, including buying and occupancy costs                                         282,259

Selling, general and administrative expenses                                                 70,642
-------------------------------------------------------------------------------- -------------------------
Operating income (loss)                                                                       7,303

Interest on debt and capital leases, net                                                      1,012
-------------------------------------------------------------------------------- -------------------------

Provision (benefit) for income taxes                                                          2,504
-------------------------------------------------------------------------------- -------------------------
Income (loss) from continuing operations                                                $     3,787
================================================================================ =========================

Diluted net income (loss) per share from continuing operations                          $      0.10
================================================================================ =========================


Year 2000 Compliance

Since many of the Company's older computer software programs recognize only the last two digits of the year in any date (e.g. "98" for 1998), some software programs may fail to operate properly in the year 2000 if they are not reprogrammed or replaced (the "Year 2000 Problem"). This could result in errors and miscalculations or even system failure causing disruptions in everyday business activities and transactions. Early in fiscal 1996, the Company commenced a program designed to timely mitigate and/or prevent the adverse effects of the Year 2000 Problem and to pursue compliance with vendors. The Company believes that more than 70% of its programs are now Year 2000 compliant, and that it will be more than 80% Year 2000 compliant by the second quarter of fiscal 1998, including all financial and accounting systems. The Company expects that all remaining systems will be Year 2000 compliant by the end of fiscal 1998. This program is primarily being completed with internal resources. As a result, the Company does not believe that achieving Year 2000 compliance will have a material impact on the Company's financial position, liquidity or results of operations.

Liquidity and Capital Resources

Cash and cash equivalents and marketable securities totaled $60.1 million as of May 2, 1998. Cash flow from operations and amounts available under the Company's $90 million revolving credit facility are the Company's principal sources of additional liquidity.

At May 2, 1998, the Company had no borrowings under its revolving credit facility, and had $13.5 million of letters of credit outstanding. At June 5, 1998, the Company had $76.2 million available for borrowing under the revolving credit facility.

During the 13 weeks ended May 2, 1998, net cash provided by operating activities of continuing operations was $23.1 million compared to $50.1 million in the comparable prior-year period. The decrease in the current year was primarily attributable to a lower accounts payable-to-inventory ratio at the beginning of fiscal 1997 compared to the beginning of fiscal 1998 and higher prepaid federal and state income taxes in the current year compared to the prior year.

Net cash used in investing activities of continuing operations was $17.2 million for the three months ended May 2, 1998, compared to net cash used of $3.1 million in the comparable prior-year period. Investing activities primarily consist of capital expenditures and investments in marketable securities.

Year-to-date capital expenditures for property additions for continuing operations were $13.5 million this year versus $3.4 million in the comparable prior-year period. Capital expenditures for the first three months of fiscal 1998 include the remodeling of 17 stores, compared to capital expenditures for the remodeling of two stores in the comparable prior-year period. The Company's capital expenditures in fiscal 1998 are expected to total approximately $45 million to $55 million and include two planned store openings and 1 additional store remodel. The timing of actual store openings and the amount of related expenditures could vary from these estimates due to, among other things, the complexity of the real estate development process.

During the 13 weeks ended May 2, 1998, the Company purchased $3.9 million of marketable securities, compared to no purchases in the first quarter of fiscal 1997.

Net cash provided by financing activities of continuing operations was $0.2 million for the three months ended May 2, 1998, compared to $0.3 million in the comparable prior-year period. Current year activities primarily consisted of proceeds from the sale and issuance of common stock of $.3 million, partially offset by payments of real estate debt and capital leases of $0.1 million.

The Company expects that its current resources, including the revolving credit facility, together with anticipated cash flow from operations, will be sufficient to finance its operations and capital expenditures through January 30, 1999.

Forward-Looking Information

This report on Form 10-Q contains "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, the words "believe," "estimate," "expect," "anticipate," "plans," and similar expressions are intended to identify forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expected. Although the Company believes that comments reflected in such forward-looking statements are reasonable, they are based on information existing at the time made. Important factors that could cause actual results to differ materially from expectations include, but are not limited to, the successful implementation of the Company's accelerated growth strategy, general economic conditions prevailing in the Company's markets, competition and other risk factors described in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

Part 2.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during the first quarter of fiscal 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a)   Exhibits

        27  Financial Data Schedule

   b)   Reports on Form 8-K

        None

     SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 HomeBase, Inc.



     Date:         June 9, 1998            /s/ ALLAN P. SHERMAN
                                           Allan P. Sherman
                                           President and Chief Executive Officer


     Date:         June 9, 1998           /s/ WILLIAM B. LANGSDORF
                                          William B. Langsdorf
                                          Executive Vice President
                                          and Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)