Form 10-Q
period 1998-08-01
HOMEBASE INC
filed 1998-09-15
CIK 850316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -------------

                                    FORM 10-Q



                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


         For Quarterly Period Ended                       Commission File Number
               August 1, 1998                                     1-10259

                                 HOMEBASE, INC.
             (Exact name of Registrant as specified in its charter)


                      DELAWARE                                   33-0109661
  (State or other jurisdiction of incorporation or            (I.R.S. Employer
                   organization)                             Identification No.)

                3345 Michelson Drive
                     Irvine, CA                                     92612
      (Address of principal executive offices)                    (Zip Code)

                                (949) 442-5000
           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file suchreports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No

At August 29,1998, there were 37,879,622 shares outstanding.

                                           Part 1. FINANCIAL INFORMATION

                                                  HOMEBASE, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME
                                     (In thousands, except per share amounts)
                                                    (Unaudited)

                                                         13 Weeks Ended                     26 Weeks Ended
---------------------------------------------- ----------------- ----------------- ---------------- -----------------
                                                  August 1,          July 26,         August 1,         July 26,
                                                     1998              1997             1998              1997
---------------------------------------------- ----------------- ----------------- ---------------- -----------------

Net sales                                       $   424,625       $   420,404       $   773,521      $   780,608

Cost of sales, including buying and
   occupancy costs                                  327,208           327,049           599,166          609,308
---------------------------------------------- ----------------- ----------------- ---------------- -----------------

Gross profit                                         97,417            93,355           174,355          171,300

Selling, general and administrative
   expenses                                          73,036            73,276           148,705          144,720
---------------------------------------------- ----------------- ----------------- ---------------- -----------------
Operating income                                     24,381            20,079            25,650           26,580

Interest on debt and capital leases, net                649             1,409             1,767            4,173
---------------------------------------------- ----------------- ----------------- ---------------- -----------------
Income from continuing operations before
   income taxes and extraordinary loss               23,732            18,670            23,883           22,407

Provision for income taxes                            9,039             7,452             9,099            8,918
---------------------------------------------- ----------------- ----------------- ---------------- -----------------
Income from continuing operations before
   extraordinary loss                                14,693            11,218            14,784           13,489


Income from discontinued operations, net of
   income taxes of $0, $11,055, $0 and
   $16,496                                                -            12,043                 -           20,575
---------------------------------------------- ----------------- ----------------- ---------------- -----------------
Income before extraordinary loss                     14,693            23,261            14,784           34,064

Extraordinary loss on early extinguishment
   of debt, net of income tax benefit of $0,              -            (8,663)                -           (8,663)
   $5,896, $0 and $5,896
---------------------------------------------- ----------------- ----------------- ---------------- -----------------
Net income                                      $    14,693       $    14,598       $    14,784      $    25,401
============================================== ================= ================= ================ =================


Basic net income per share:
   Income from continuing operations before
     extraordinary loss                        $       0.39      $       0.32      $       0.39     $       0.40
   Income from discontinued operations                    -              0.34                 -             0.61
   Extraordinary loss                                     -             (0.24)                -            (0.26)
---------------------------------------------- ----------------- ----------------- ---------------- -----------------
   Net income                                   $      0.39       $      0.42       $      0.39      $      0.75
============================================== ================= ================= ================ =================

Diluted net income per share:
   Income from continuing operations before
     extraordinary loss                        $       0.32      $       0.31      $       0.35     $       0.39
   Income from discontinued operations                    -              0.34                 -             0.60
   Extraordinary loss                                     -             (0.24)                -            (0.25)
---------------------------------------------- ----------------- ----------------- ---------------- -----------------
   Net income                                   $      0.32       $      0.41       $      0.35      $      0.74
============================================== ================= ================= ================ =================

Shares used in computation of net income per share:
    Basic                                            37,860            35,135            37,812           33,964
    Diluted                                          48,111            35,660            47,999           34,477

The accompanying notes are an integral part of the consolidated financial statements.

                                                  HOMEBASE, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                              (Dollars in thousands)
                                                    (Unaudited)

----------------------------------------------------------------- ---------------- ----------------- ---------------
                                                                     August 1,       January 31,        July 26,
                                                                       1998              1998             1997
----------------------------------------------------------------- ---------------- ----------------- ---------------
ASSETS
   Current assets:
     Cash and cash equivalents                                      $   89,150        $   44,603       $   13,070
     Marketable securities                                              13,993             5,515                -
     Accounts receivable (net of allowance for doubtful
       accounts of $333, $293 and $627)                                 29,099            27,781           34,050
     Merchandise inventories                                           317,946           314,188          305,295
     Current deferred income taxes                                      12,349            11,973           11,463
     Prepaid expenses and other current assets                          15,293             9,857            5,090
     Prepaid and refundable income taxes                                     -            10,265            1,096
----------------------------------------------------------------- ---------------- ----------------- ---------------
   Total current assets                                                477,830           424,182          370,064

   Property, net                                                       255,097           258,697          244,128
   Property under capital leases, net                                    5,417             5,637            5,856
   Deferred income taxes                                                13,539            13,965            8,882
   Other assets                                                          6,353            13,127           10,140
----------------------------------------------------------------- ---------------- ----------------- ---------------

   Total assets                                                     $  758,236        $  715,608       $  639,070
================================================================= ================ ================= ===============

LIABILITIES
   Current liabilities:
     Accounts payable                                               $  126,928        $   96,122       $  113,663
     Restructuring reserve                                               6,467             6,151            2,932
     Accrued expenses and other current liabilities                     77,499            80,783           62,134
     Accrued income taxes                                                2,397                 -                -
     Current installments of long-term debt                              6,713                72               69
     Obligations under capital leases due within one year                  265               226              181
----------------------------------------------------------------- ---------------- ----------------- ---------------
   Total current liabilities                                           220,269           183,354          178,979

   Long-term debt                                                      100,333           107,015           31,052
   Obligations under capital leases, less portion due
     within one year                                                     8,513             8,650            8,778
   Noncurrent restructuring reserve                                      4,868             6,537            9,135
   Other noncurrent liabilities                                         49,787            50,385           37,579

   Commitments and contingencies

STOCKHOLDERS' EQUITY
   Common stock, par value $.01 per share; authorized
190,000,000 shares; issued and outstanding 37,879,622,
     37,707,372 and 37,484,937 shares                                      379               377              375
   Additional paid-in capital                                          373,476           373,456          373,172
   Unrealized holding gain (loss)                                           (1)                6                -
   Retained earnings (deficit)                                             612           (14,172)               -
----------------------------------------------------------------- ---------------- ----------------- ---------------
   Total stockholders' equity                                          374,466           359,667          373,547

   Total liabilities and stockholders' equity                       $  758,236        $  715,608       $  639,070
================================================================= ================ ================= ===============

The accompanying notes are an integral part of the consolidated financial statements.

                                                  HOMEBASE, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)

                                                                                            26 Weeks Ended
--------------------------------------------------------------------------------- ----------------------------------
                                                                                     August 1,         July 26,
                                                                                       1998              1997
--------------------------------------------------------------------------------- ---------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          $ 14,784        $  25,401
  Adjustments to reconcile net income to net cash provided by operating activities:
      Net income from discontinued operations                                                -          (20,575)
      Depreciation and amortization                                                     13,523           12,023
      Extraordinary loss                                                                     -            8,663
      (Gain) loss on property disposals                                                    149             (116)
      Amortization of discount on marketable securities                                    (42)               -
      Other non-cash items                                                                 314              663
      Deferred income taxes                                                                 50              831
    Increase (decrease) in cash due to changes in:
      Accounts receivable                                                               (3,702)          (8,789)
      Merchandise inventories                                                           (3,758)          11,243
      Prepaid expenses and other current assets                                          1,877             (115)
      Other assets                                                                      (1,113)          (2,306)
      Accounts payable                                                                  30,806           28,760
      Restructuring reserve                                                             (1,353)          (1,530)
      Accrued expenses and other current liabilities                                     8,276           (9,408)
      Accrued income taxes                                                              13,077           15,762
      Other noncurrent liabilities                                                        (598)           2,491
--------------------------------------------------------------------------------- ---------------- -----------------
    Net cash provided by operating activities of:
      Continuing operations                                                             72,290           62,998
      Discontinued operations                                                                -            7,455
--------------------------------------------------------------------------------- ---------------- -----------------
    Net cash provided by operating activities                                           72,290           70,453

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of marketable securities                                                  (12,447)          (7,694)
    Sale of marketable securities                                                        1,504                -
    Maturity of marketable securities                                                    2,865                -
    Property additions                                                                 (20,200)          (8,555)
    Property disposals                                                                     282              309
--------------------------------------------------------------------------------- ---------------- -----------------
    Net cash used in investing activities of:
      Continuing operations                                                            (27,996)         (15,940)
      Discontinued operations                                                                -          (23,269)
--------------------------------------------------------------------------------- ---------------- -----------------
    Net cash used in investing activities                                              (27,996)         (39,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings of short  term debt, net                                                      -           24,000
    Repayment of long-term debt                                                            (41)        (130,712)
    Repayment of capital lease obligations                                                 (98)             (97)
    Debt issuance costs                                                                   (250)            (986)
    Proceeds from sale and issuance of common stock                                        642            5,790
    Cash paid to BJ's Wholesale Club, Inc. in spin-off                                       -           (5,000)
--------------------------------------------------------------------------------- ---------------- -----------------
    Net cash provided by (used in) financing activities of:
      Continuing operations                                                                253         (107,005)
      Discontinued operations                                                                -           71,935
--------------------------------------------------------------------------------- ---------------- -----------------
    Net cash provided by (used in) financing activities                                    253          (35,070)

    Net increase (decrease) in cash and cash equivalents                                44,547           (3,826)
    Cash and cash equivalents at beginning of year                                      44,603           16,896
--------------------------------------------------------------------------------- ---------------- -----------------
    Cash and cash equivalents at end of period                                        $ 89,150         $ 13,070
================================================================================= ================ =================

Supplemental cash flow information (prior year includes discontinued
operations):
      Interest paid                                                                   $    970         $  9,251
      Income taxes paid (refunds received)                                              (4,135)          29,550

Non-cash financing and investing activities:
      Tax benefit of employee stock options                                           $    415         $  2,194
      Conversion of long-term debt to stock, net                                             -          107,061
================================================================================= ================ =================

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
                                           Common Stock        Capital     (Losses)    (Deficit)       Treasury Stock    Equity
------------------------------------------------------------------------------------------------------------------------------------

                                        Shares     Amount                                            Shares      Amount
                                       ---------- ----------                                       ----------- -----------

Balance, January 25, 1997                33,270     $  333    $ 329,719   $      -     $ 311,873    (529)   $ (10,000)    $ 631,925
  Net income                                  -          -            -          -        25,401       -            -        25,401
  Exercise of stock options                 153          2        1,757          -             -     213        4,031         5,790
  Income tax benefit of stock options         -          -        2,194          -             -       -            -         2,194
  Amortization of restricted stock grants     -          -          214          -             -       -            -           214
  Conversion of 6.5% debentures           4,062         40      101,052          -             -     316        5,969       107,061
  Equity transfer in spin-off of BJ's
   Wholesale Club, Inc.                       -          -      (61,764)         -      (337,274)      -            -      (399,038)
-------------------------------------- ---------- ---------- ------------ ----------- ------------ -------- ----------- ------------
Balance, July 26, 1997                   37,485     $  375    $ 373,172    $     -     $       -       -     $      -     $ 373,547
====================================== ========== ========== ============ =========== ============ ======== =========== ============


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
                                           Common Stock        Capital     (Losses)    (Deficit)       Treasury Stock     Equity
------------------------------------------------------------------------------------------------------------------------------------

                                        Shares     Amount                                            Shares      Amount
                                       ---------- ----------                                       ----------- -----------

Balance, January 31, 1998                37,707     $  377    $ 373,456   $      6    $  (14,172)      -    $       -     $ 359,667
  Net income                                  -          -            -          -        14,784       -            -        14,784
  Unrealized holding gains (losses)           -          -            -         (7)            -       -            -            (7)
  Exercise of stock options                 181          2          640          -             -       -            -           642
  Income tax benefit of stock options         -          -          415          -             -       -            -           415
  Amortization of restricted stock grants     -          -          314          -             -       -            -           314
  Cancellation of restricted stock grants    (8)         -            -          -             -       -            -             -
  Equity transfer adjustment related to
   spin-off of BJ's Wholesale Club, Inc.      -          -       (1,349)         -             -       -            -        (1,349)
-------------------------------------- ---------- ---------- ------------ ----------- ------------ -------- ----------- ------------
Balance, August 1, 1998                  37,880     $  379    $ 373,476    $    (1)    $     612       -    $       -     $ 374,466
====================================== ========== ========== ============ =========== ============ ======== =========== ============

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

The results for the interim periods are not necessarily indicative of results for the full fiscal year because, among other things, the Company's business is subject to seasonal influences. Sales and profits have typically been lower in the first and fourth quarters of the fiscal year and higher in the second and third quarters, which include the most active seasons for home improvement sales.

The fiscal years ending January 30, 1999 and January 31, 1998 are referred to herein as "fiscal 1998" and "fiscal 1997", respectively. The 13 weeks ended August 1, 1998 and July 26, 1997 are referred to herein as the "second quarter of fiscal 1998" and the "second quarter of fiscal 1997", respectively.

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

4.   New Accounting Standards

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company currently does not have any derivative financial instruments and does not currently employ any hedging activities.

5.   Discontinued Operations

On July 26, 1997, the Company transferred all of the net assets of its BJ's Wholesale Club division ("BJ's") to BJ's Wholesale Club, Inc. ("BJI"). On July 28, 1997, the Company distributed to its stockholders on a pro-rata basis all of the outstanding common stock of BJI (the "Distribution").

HOMEBASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED


The financial statements as of and for the 13 and 26 weeks ended July 26, 1997 have been restated to present BJ's as a discontinued operation. Corporate interest expense for the 13 and 26 weeks ended July 26, 1997 was allocated to discontinued operations based on the ratio of BJ's net assets to the sum of consolidated net assets plus consolidated debt. In the first quarter of fiscal 1998, the Company recorded an additional equity transfer to BJI of approximately $1.3 million, related to a net asset adjustment of BJ's at the time of the distribution.

Net sales from discontinued operations were $1,464.4 million for the 26 weeks ended July 26, 1997.

6.   Change in Accounting Principle

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

In March 1998, Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") was issued. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. It is effective for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-1 in the second quarter of fiscal 1998, which did not have an effect on net income or net income per share.

7.   Interest on Debt and Capital Leases

Interest on debt and capital leases in the consolidated statements of income is presented net of interest and investment income of $1.3 million and $1.0 million in the second quarter of fiscal 1998 and fiscal 1997, respectively, and is reported net of interest and investment income of $2.1 million and $1.3 million in the 26 weeks ended August 1, 1998 and July 26, 1997, respectively.

8.   Net Income Per Share

The following is a reconciliation of the numerator and the denominator used in the calculation of net income per share:


                                                        13 Weeks Ended              26 Weeks Ended
--------------------------------------------------- ------------- ------------- ------------- -------------
                                                      August 1,     July 26,      August 1,     July 26,
(In thousands)                                          1998          1997          1998          1997
--------------------------------------------------- ------------- ------------- ------------- -------------
Numerator:

   Income from continuing operations before
     extraordinary loss                               $ 14,693      $ 11,218      $  14,784     $  13,489
   Income from discontinued operations                       -        12,043              -        20,575
   Extraordinary loss                                        -        (8,663)             -        (8,663)
--------------------------------------------------- ------------- ------------- ------------- -------------
   Numerator for basic net income per share             14,693        14,598         14,784        25,401

Effect of dilutive securities:
   5.25% convertible subordinated notes                    896             -          1,787             -
--------------------------------------------------- ------------- ------------- ------------- -------------
   Numerator for diluted net income per share         $ 15,589      $ 14,598      $  16,571     $  25,401
=================================================== ============= ============= ============= =============

HOMEBASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED


                                                        13 Weeks Ended              26 Weeks Ended
--------------------------------------------------- --------------------------- ---------------------------
                                                      August 1,     July 26,      August 1,     July 26,
(In thousands)                                          1998          1997          1998          1997
--------------------------------------------------- ------------- ------------- ------------- -------------
Denominator:

   Denominator for basic net income per share--
     weighted average shares                            37,860        35,135         37,812        33,964

Effect of dilutive securities:
   Employee stock options                                  464           525            400           513
   Assumed conversion of 5.25% convertible
     notes                                               9,787             -          9,787             -
--------------------------------------------------- ------------- ------------- ------------- -------------
Denominator for diluted net income per share            48,111        35,660         47,999        34,477
=================================================== ============= ============= ============= =============


9.   Supplemental Balance Sheet Information

Property and equipment consists of the following:

----------------------------------------------------- ----------------- ---------------- -----------------
                                                          August 1,         January 31,      July 26,
(In thousands)                                              1998              1998             1997
----------------------------------------------------- ----------------- ---------------- -----------------

Land and buildings                                      $   157,626       $   157,488      $   157,019
Leasehold improvements                                       65,875            62,310           55,907
Furniture, fixtures and equipment                           142,834           144,662          135,846
----------------------------------------------------- ----------------- ---------------- -----------------
                                                            366,335           364,460          348,772
Accumulated depreciation                                   (111,238)         (105,763)        (104,644)
----------------------------------------------------- ----------------- ---------------- -----------------
Total                                                   $   255,097       $   258,697      $   244,128
===================================================== ================= ================ =================


Property under capital leases consists of the following:

----------------------------------------------------- ----------------- ---------------- -----------------
                                                          August 1,         January 31,       July 26,
(In thousands)                                              1998               1998             1997
----------------------------------------------------- ----------------- ---------------- -----------------

Property under capital leases                           $     9,696       $     9,696      $     9,695
Accumulated depreciation                                     (4,279)           (4,059)          (3,839)
----------------------------------------------------- ----------------- ---------------- -----------------
Total                                                   $     5,417       $     5,637      $     5,856
===================================================== ================= ================ =================


10.  Pension Plan

In the first quarter of fiscal 1998, the Company completed the settlement of the Waban Inc. Retirement Plan (the "Plan"), which was terminated effective July 26, 1997. Net income for the 26 weeks ended August 1, 1998 includes a charge of approximately $0.7 million, net of taxes, related to the settlement of the Plan.

11.   Debt

In July 1998, the Company increased its revolving credit facility to $105 million from $90 million, and extended the expiration date to July 9, 2001. All other terms remained unchanged.

HOMEBASE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED


12.  Restructuring Reserve

As of January 31, 1998, $12.7 million of the Company's fiscal 1993 restructuring charge remained accrued on the Company's consolidated balance sheet. During the 26 weeks ended August 1, 1998, the Company incurred cash expenditures of $1.4 million, primarily for lease obligations on closed facilities. As of August 1, 1998, $11.3 million remained accrued on the Company's balance sheet consisting primarily of lease obligations on closed facilities, which extend through 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organization and Presentation

On July 26, 1997, HomeBase, Inc. (the "Company"), formerly known as Waban Inc., transferred all of the net assets of its BJ's Wholesale Club division ("BJ's") to BJ's Wholesale Club, Inc. ("BJI"). On July 28, 1997, the Company distributed to its stockholders, on a pro-rata basis, all of the outstanding common stock of BJI (the "Distribution"). The financial statements for the 13 and 26 weeks ended July 26, 1997 have been restated to present BJ's as a discontinued operation. The discussion which follows pertains to the continuing operations of the Company unless otherwise noted.

The fiscal year ending January 30, 1999 and the fiscal year ended January 31, 1998 are referred to herein as "fiscal 1998" and "fiscal 1997", respectively. The 13 weeks ended August 1, 1998 and July 26, 1997 are referred to herein as the "second quarter of fiscal 1998" and the "second quarter of fiscal 1997", respectively.

The following table presents the results of operations for the periods indicated as a percentage of net sales.

                                                            13 Weeks Ended              26 Weeks Ended
----------------------------------------------------- --------------------------- ---------------------------
                                                        August 1,     July 26,       August 1,      July 26,
                                                           1998         1997           1998           1997
----------------------------------------------------- ------------- ------------- ------------- -------------

Net sales                                                 100.0 %       100.0 %       100.0 %        100.0 %
Cost of sales, including buying and occupancy
  costs                                                    77.1          77.8          77.5          78.1
----------------------------------------------------- ------------- ------------- ------------- -------------
Gross profit                                               22.9          22.2          22.5          21.9

Selling, general and administrative expenses               17.2          17.4          19.2          18.5
----------------------------------------------------- ------------- ------------- ------------- -------------
Operating income                                            5.7           4.8           3.3           3.4

Interest on debt and capital leases, net                    0.1           0.3           0.2           0.5
----------------------------------------------------- ------------- ------------- ------------- -------------
Income from continuing operations before
  income taxes and extraordinary loss                       5.6           4.5           3.1           2.9

Provision for income taxes                                  2.1           1.8           1.2           1.1
----------------------------------------------------- ------------- ------------- ------------- -------------
Income from continuing operations before
  extraordinary loss                                        3.5           2.7           1.9           1.8

Income from discontinued operations, net of
  income tax                                                  -           2.9             -           2.6
----------------------------------------------------- ------------- ------------- ------------- -------------
Income before extraordinary loss                            3.5           5.6           1.9           4.4

Extraordinary loss on early extinguishment of
debt, net of income taxes                                     -          (2.1)            -          (1.1)
----------------------------------------------------- ------------- ------------- ------------- -------------
Net income                                                  3.5 %         3.5 %         1.9 %         3.3 %
===================================================== ============= ============= ============= =============


Net Sales

Net sales for the second quarter of fiscal 1998 increased 1.0% to $424.6 million from $420.4 million in the second quarter of fiscal 1997 primarily due to an increase in same store sales of 1.5%. Same store sales increased primarily due to strong sales at its recently remodeled stores and a stronger housing market in the Western United States.

Net sales for the 26 weeks ended August 1, 1998 decreased 0.9% to $773.5 million from $780.6 million in the comparable prior-year period. The decrease in net sales was primarily due to declines in same store sales of 0.6% and net store closures. Same store sales declined primarily due to the disruption caused by store remodel construction during the first quarter of fiscal 1998, abnormal weather patterns during much of the first half of the year and increased competition in many of the markets in which the Company operates. During the 26 weeks ended August 1, 1998, 17 stores were remodeled, compared to six stores in the 26 weeks ended July 26, 1997. Since the beginning of fiscal 1997, two new stores were opened and three stores were closed.

Cost of Sales

Cost of sales, which includes buying and occupancy costs, was 77.1% of net sales for the second quarter of fiscal 1998, compared to 77.8% in the second quarter of fiscal 1997. The decrease as a percentage of net sales was primarily due to higher average selling margins caused by a change in the mix of product sold, as well as lower buying and occupancy costs as a percentage of sales in the second quarter. The decrease in buying and occupancy costs as a percentage of sales was due primarily to the overall increase in sales and the fixed nature of certain buying and occupancy costs.

Cost of sales for the 26 weeks ended August 1, 1998 was 77.5% of sales compared to 78.1% for the 26 weeks ended July 26, 1997. The decrease as a percentage of net sales was primarily due to higher average selling margins caused by a change in the mix of product sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") decreased to 17.2% of net sales for the second quarter of fiscal 1998, from 17.4% of net sales for the second quarter of fiscal 1997 primarily due to the overall increase in sales in the second quarter of fiscal 1998 and the fixed nature of certain expenses in SG&A.

SG&A was 19.2% of sales for the 26 weeks ended August 1, 1998 compared to 18.5% for the 26 weeks ended July 26, 1997. The increase as a percentage of net sales was primarily attributable to higher remodel related costs, increased advertising expenses, the overall decline in net sales year over year and pre-tax settlement costs of approximately $1.1 million associated with the termination of the Waban Inc. Retirement Plan. In the 26 weeks ended August 1, 1998, the Company incurred remodel related costs of approximately $4.2 million, compared to $0.4 million in the 26 weeks ended July 26, 1997.

Interest Expense

Net interest expense from continuing operations for the second quarter of fiscal 1998 was $0.6 million compared to $1.4 million for the second quarter of fiscal 1997. Net interest expense from continuing operations was $1.8 million for the 26 weeks ended August 1, 1998 compared to $4.2 million for the 26 weeks ended July 26, 1997. Corporate interest expense for the 13 and 26 weeks ended July 26, 1997 was allocated to discontinued operations based on the ratio of BJ's net assets to the sum of consolidated net assets plus consolidated debt.

The decline in net interest expense from continuing operations for the second quarter and first half of fiscal 1998 was primarily attributable to a lower average interest rate and lower average debt balances plus higher interest and investment income compared to the respective prior-year periods. Interest and investment income was $1.3 million for the second quarter of fiscal 1998 compared to $1.0 million for the second quarter of fiscal 1997 and was $2.1 million for the first half of fiscal 1998 compared to $1.3 million for the first half of fiscal 1997.

Income Tax Provision

The income tax provision rate for the 26 weeks ended August 1, 1998 was 38.1% compared to 39.8% for the 26 weeks ended July 26, 1997. The decrease in the tax provision rate was primarily attributable to the realization of certain state tax credits during fiscal 1998. For fiscal 1999, the Company expects the tax provision rate to range between 39% and 40%.

Income From Continuing Operations Before Extraordinary Loss

Income from continuing operations before extraordinary loss for the second quarter of fiscal 1998 was $14.7 million, or $0.32 per share, diluted, compared to $11.2 million, or $0.31 per share, diluted, in the second quarter of fiscal 1997. Income from continuing operations before extraordinary loss for the first half of fiscal 1998 was $14.8 million, or $0.35 per share, diluted, compared to $13.5 million, or $0.39 per share, diluted, in the first half of fiscal 1997.

Income from continuing operations before extraordinary loss as a percentage of net sales was 3.5% for the 13 weeks ended August 1, 1998 compared to 2.7% in the second quarter of fiscal 1997. The increase was primarily due to a higher gross profit percentage, lower SG&A, lower net interest expense and a lower tax provision rate.

Income from continuing operations before extraordinary loss as a percentage of net sales was 1.9% for the 26 weeks ended August 1, 1998 compared to 1.8% for the 26 weeks ended July 26, 1997. The increase was primarily due to a higher gross profit percentage, lower net interest expense and a lower tax provision, partially offset by higher SG&A.

Income from continuing operations for the first and second quarter of fiscal 1997 include all of the corporate overhead expenses incurred by the Company prior to the Distribution and an allocation of the Company's interest expense prior to the Distribution. As a result of the Distribution, the conversion of the convertible subordinated debt into common stock and the refinancing of $112 million of other indebtedness, income from continuing operations for periods preceding the Distribution is not comparable to the Company's income from continuing operations after the Distribution. Refer to Pro Forma Financial Information below.

Net Income

Net income for the second quarter of fiscal 1998 was $14.7 million, or $0.32 per share, diluted, compared to $14.6 million, or $0.41 per share, diluted, for the second quarter of fiscal 1997. Net income for the 26 weeks ended August 1, 1998 was $14.8 million, or $0.35 per share, diluted, compared to $25.4 million, or $0.74 per share, diluted, for the 26 weeks ended July 26, 1997. The second quarter of fiscal 1997 and the 26 weeks ended July 26, 1997 include income from discontinued operations of $12.0 million, or $0.34 per share, diluted and $20.6 million, or $0.60 per share, diluted, respectively, and an extraordinary loss of $8.7 million, net of tax, recorded in July 1997, associated with the early extinguishment of debt.

Net income for the 26 weeks ended August 1, 1998 includes a pension termination charge of $0.7 million, net of tax.

Restructuring Reserve

As of January 31, 1998, $12.7 million of the Company's fiscal 1993 restructuring charge remained accrued on the Company's consolidated balance sheet. During the second quarter of fiscal 1998, the Company incurred cash expenditures of $1.4 million, primarily for lease obligations on closed facilities. As of August 1, 1998, $11.3 million remained accrued on the Company's balance sheet consisting primarily of lease obligations on closed facilities, which extend through 2007.

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

In March 1998, Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") was issued. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. It is effective for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-1 in the second quarter of fiscal 1998, which did not have an effect on net income or net income per share.

Pro Forma Financial Information (Unaudited)

The table below presents income from continuing operations for the first and second quarters of fiscal 1997 and the 26 weeks ended July 26, 1997 on a pro forma basis to reflect the estimated effects of the Distribution, which include reductions in administrative expenses and interest costs. On this pro forma basis, income from continuing operations was $11.9 million for the second quarter of fiscal 1997 and $15.7 million for the 26 weeks ended July 26, 1997.

The following unaudited pro forma financial information for the first and second quarter of fiscal 1997 and the 26 weeks ended July 26, 1997 is based on management's good faith estimate of what the Company's operating performance would have been as a stand-alone corporation, and is provided for comparative analytical purposes only. Selling, general, and administrative expenses reflect a pro forma estimate of costs that the Company would have incurred related to corporate overhead activities performed by the Company's corporate staff prior to the Distribution. These costs, estimated at an annualized $5.8 million in fiscal 1997, were allocated evenly between quarters. Pro forma interest expense assumes that the capital structure that was established immediately after the Distribution had been in place for the quarters ended April 26, 1997 and July 26, 1997. The components of interest expense include capital lease interest, mortgage interest, and credit agreement costs, all of which were allocated evenly by quarter, and bank borrowing interest expense, which was allocated to reflect the typical seasonal requirements of the business. The average estimated draw under the revolving credit facility was assumed to be $23 million. This pro forma financial data does not purport to represent the actual changes in the historical cash/borrowing position. The provision for income taxes was estimated at 39.8%. The number of shares used in the calculation of pro forma diluted net income per share was 37.9 million, which excludes common stock equivalents that were antidilutive. All pro forma adjustments were based upon available information and assumptions that management believes were reasonable under the circumstances. This information does not purport to represent what the results of operations of the Company would have actually been if the Distribution had in fact been consummated in prior periods or at any future date or what the results of operations of the Company will be for any future period.

The pro forma results for the Company are as follows:

                                                       13 Weeks Ended    13 Weeks Ended   26 Weeks Ended
------------------------------------------------------ ----------------- ---------------- -----------------
                                                           April 26,         July 26,          July 26,
(In thousands, except per share amounts)                      1997             1997              1997
------------------------------------------------------ ----------------- ---------------- -----------------

Net sales                                               $   360,204       $   420,404      $   780,608

Cost of sales, including buying and occupancy
  costs                                                     282,259           327,049          609,308

Selling, general and administrative expenses                 70,642            72,768          143,410
------------------------------------------------------ ----------------- ---------------- -----------------
Operating income                                              7,303            20,587           27,890

Interest on debt and capital leases, net                      1,012               853            1,865

Provision for income taxes                                    2,504             7,854           10,358
------------------------------------------------------ ----------------- ---------------- -----------------
Income from continuing operations                       $     3,787       $    11,880      $    15,667
====================================================== ================= ================ =================

Diluted net income per share from
  continuing operations                                 $      0.10       $      0.31      $      0.41
====================================================== ================= ================ =================


Year 2000 Compliance

Since many of the Company's older computer software programs recognize only the last two digits of the year in any date (e.g., "98" for 1998), some software programs may fail to operate properly in the year 2000 if they are not reprogrammed or replaced (the "Year 2000 Problem"). This could result in errors and miscalculations or even system failure causing disruptions in everyday business activities and transactions. Early in fiscal 1996, the Company commenced a program designed to timely mitigate and/or prevent the adverse effects of the Year 2000 Problem and to pursue compliance with vendors. The Company believes that more than 80% of its programs are now Year 2000 compliant, and that it will be more than 90% Year 2000 compliant by the third quarter of fiscal 1998, including all financial and accounting systems. The Company expects that all remaining systems will be Year 2000 compliant by the end of fiscal 1998.

The Company estimates that the total cost of this compliance program to be less than $2.0 million, including internal staff costs and the cost to write off any unamortized existing hardware and software that may need to be replaced. The Company has contacted its major merchandise vendors to obtain information about their internal Year 2000 compliance efforts. If the Company's vendors are unable to address the Year 2000 issue in a timely manner, it could have an impact on the Company's financial position, liquidity and results of operations.

Liquidity and Capital Resources

Cash and cash equivalents and marketable securities totaled $103.1 million as of August 1, 1998. Cash flow from operations and amounts available under the Company's $105 million revolving credit facility are the Company's principal sources of liquidity.

In July 1998, the Company increased its revolving credit facility to $105 million from $90 million, and extended the expiration date to July 9, 2001. All other terms remained unchanged.

At August 1, 1998, the Company had no borrowings under its revolving credit facility, and had $14.8 million of letters of credit outstanding. At August 29, 1998, the Company had $92.8 million available for borrowing under the revolving credit facility.

During the 26 weeks ended August 1, 1998, net cash provided by operating activities of continuing operations was $72.3 million compared to $63.0 million for the 26 weeks ended July 26, 1997. The increase in the current year was primarily attributable to higher accrued expenses and other current liabilities at the end of the second quarter of fiscal 1998 than fiscal 1997, relative to the beginning of the respective fiscal years.

Net cash used in investing activities of continuing operations was $28.0 million for the 26 weeks ended August 1, 1998, compared to $15.9 million for the 26 weeks ended July 26, 1997. Investing activities primarily consist of capital expenditures and investments in marketable securities. During the 26 weeks ended August 1, 1998, the Company had net purchases of marketable securities of $8.1 million, compared to net purchases of $7.7 million during the 26 weeks ended July 26, 1997.

Year-to-date capital expenditures for property additions for continuing operations were $20.2 million this year versus $8.6 million in the comparable prior-year period. Capital expenditures for the first six months of fiscal 1998 include the remodeling of 17 stores, compared to capital expenditures for the remodeling of six stores in the first six months of fiscal 1997. The Company's capital expenditures in fiscal 1998 are expected to total approximately $45 million and include one planned store opening and one additional store remodel. The timing of actual store openings and the amount of related expenditures could vary from these estimates due to, among other things, the complexity of the real estate development process.

Net cash provided by financing activities of continuing operations was $0.3 million for the 26 weeks ended August 1, 1998, compared to net cash used of $107.0 million for the 26 weeks ended July 26, 1997. Current year activities primarily consisted of proceeds from the sale and issuance of common stock of $0.6 million, partially offset by payments of real estate debt and capital leases of $0.1 million.

During the quarter ended July 26, 1997, the Company repaid its senior 9.58% notes totaling $24.0 million and repaid $93.4 million of its 11% senior subordinated notes, replacing this debt with $96 million of short-term bank borrowings. BJI assumed $72.0 million of the bank borrowings at the time of the Distribution. In connection with these repayments, the Company incurred a pre-tax extraordinary loss of $14.6 million. In addition, during the quarter ended July 26, 1997, $106.7 million of the Company's 6.5% convertible subordinated debentures was converted into common stock and the remaining $0.2 million was redeemed for cash.

The Company expects that its current resources, including the revolving credit facility, together with anticipated cash flow from operations, will be sufficient to finance its operations and capital expenditures through January 29, 2000.

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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART 2. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 1998 Annual Meeting of Stockholders of the Company (the "Annual Meeting") held on May 21, 1998, Allan P. Sherman and Herbert J. Zarkin were elected as directors for the ensuing three years. The votes were as follows:

Director                      For                   Withheld

Allan P. Sherman           31,223,067                610,355
Herbert J. Zarkin          31,234,545                598,877


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a)   Exhibits

       10.27  Amendment to Credit Facility dated July 22, 1998
       27     Financial Data Schedule

   b)   Reports on Form 8-K

       None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                 HomeBase, Inc.





Date:      September 14, 1998                         /s/ ALLAN P. SHERMAN
         ----------------------------                 --------------------
                                                        Allan P. Sherman
                                                      President and Chief
                                                        Executive Officer


Date:      September 14, 1998                         /s/ WILLIAM B. LANGSDORF
         ----------------------------                 ------------------------
                                                        William B. Langsdorf
                                                       Executive Vice President
                                                     and Chief Financial Officer
                                                      (Principal Financial and
                                                          Accounting Officer)