Form 10-Q
period 1998-10-31
HOMEBASE INC
filed 1998-12-11
CIK 850316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q



                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                   Commission File Number
   October 31, 1998                                 1-10259

                                 HOMEBASE, INC.
             (Exact name of Registrant as specified in its charter)


                      DELAWARE                                33-0109661
  (State or other jurisdiction of incorporation or         (I.R.S. Employer
                   organization)                          Identification No.)

                3345 Michelson Drive
                     Irvine, CA                                  92612
      (Address of principal executive offices)                (Zip Code)

                                 (949) 442-5000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At November 28,1998, there were 37,879,450 shares outstanding.

                                          Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                  HOMEBASE, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME
                                     (In thousands, except per share amounts)
                                                    (Unaudited)


                                                           13 Weeks Ended                   39 Weeks Ended
-------------------------------------------------- --------------- ---------------- --------------- ----------------
                                                    October 31,      October 25,     October 31,      October 25,
                                                        1998            1997             1998            1997
-------------------------------------------------- --------------- ---------------- --------------- ----------------

Net sales                                           $   360,067     $   368,432      $  1,133,588    $  1,149,040

Cost of sales, including buying and
   occupancy costs                                      280,267         289,527           879,433         898,835
-------------------------------------------------- --------------- ---------------- --------------- ---------------
Gross profit                                             79,800          78,905           254,155         250,205

Selling, general and administrative
   expenses                                              67,763          68,635           216,468         213,355

Store closures and other charges                              -          27,000                 -          27,000
-------------------------------------------------- --------------- ---------------- --------------- ----------------
Operating income (loss)                                  12,037         (16,730)           37,687           9,850

Interest on debt and capital leases, net                    462             355             2,229           4,528
-------------------------------------------------- --------------- ---------------- --------------- ----------------
Income (loss) from continuing operations before
   income taxes and extraordinary loss                   11,575         (17,085)           35,458           5,322

Provision (benefit) for income taxes                      4,410          (6,797)           13,510           2,121
-------------------------------------------------- --------------- ---------------- --------------- ----------------
Income (loss) from continuing operations
   before extraordinary loss                              7,165         (10,288)           21,948           3,201

Income from discontinued operations, net of
   income taxes of $16,496                                    -               -                 -          20,575
-------------------------------------------------- --------------- ---------------- --------------- ----------------
Income (loss) before extraordinary loss                   7,165         (10,288)           21,948          23,776


Extraordinary loss on early extinguishment
   of debt, net of income tax benefit of $5,896               -               -                 -          (8,663)
-------------------------------------------------- --------------- ---------------- --------------- ---------------
Net income (loss)                                   $     7,165     $   (10,288)     $     21,948    $     15,113
================================================== =============== ================ =============== ================


Basic net income (loss) per share:
   Income (loss) from continuing operations
     before extraordinary loss                     $       0.19    $      (0.27)    $        0.58   $        0.09
   Income from discontinued operations                        -               -                 -            0.59
   Extraordinary loss                                         -               -                 -           (0.25)
-------------------------------------------------- --------------- ---------------- --------------- ---------------
   Net income (loss)                                $      0.19     $     (0.27)     $       0.58    $       0.43
================================================== =============== ================ =============== ================

Diluted net income (loss) per share:
   Income (loss) from continuing operations
     before extraordinary loss                     $       0.17    $      (0.27)    $        0.51   $        0.09
   Income from discontinued operations                        -               -                 -            0.57
   Extraordinary loss                                         -               -                 -           (0.24)
-------------------------------------------------- --------------- ---------------- --------------- ---------------
   Net income (loss)                                $      0.17     $     (0.27)     $       0.51    $       0.42
================================================== =============== ================ =============== ================

Shares used in computation of net income (loss) per share:
    Basic                                                37,879          37,556            37,834          35,162
    Diluted                                              47,909          37,556            48,032          35,768

        The accompanying notes are an integral part of the consolidated financial statements.

                                                  HOMEBASE, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                              (Dollars in thousands)
                                                    (Unaudited)

----------------------------------------------------------------- ---------------- ----------------- ---------------
                                                                    October 31,      January 31,      October 25,
                                                                       1998              1998             1997
----------------------------------------------------------------- ---------------- ----------------- ---------------
ASSETS
   Current assets:
     Cash and cash equivalents                                      $   49,784        $   44,603       $    3,714
     Marketable securities                                              47,534             5,515                -
     Accounts receivable (net of allowance for doubtful
       accounts of $297, $293 and $725)                                 31,684            27,781           35,128
     Merchandise inventories                                           332,403           314,188          326,715
     Current deferred income taxes                                      12,539            11,973           16,439
     Prepaid expenses and other current assets                          20,338             9,857            5,161
     Prepaid and refundable income taxes                                     -            10,265                -
----------------------------------------------------------------- ---------------- ----------------- ---------------
   Total current assets                                                494,282           424,182          387,157

   Property, net                                                       256,160           258,697          245,540
   Property under capital leases, net                                    5,308             5,637            5,747
   Deferred income taxes                                                13,298            13,965           14,574
   Other assets                                                          6,322            13,127           10,092
----------------------------------------------------------------- ---------------- ----------------- ---------------
   Total assets                                                     $  775,370        $  715,608       $  663,110
================================================================= ================ ================= ===============

LIABILITIES
   Current liabilities:
     Accounts payable                                               $  136,210        $   96,122       $  136,580
     Restructuring reserve                                               6,642             6,151            4,775
     Accrued expenses and other current liabilities                     76,217            80,783           89,413
     Accrued income taxes                                                6,706                 -            2,578
     Current installments of long-term debt                              6,715                72               70
     Obligations under capital leases due within one year                  274               226              203
----------------------------------------------------------------- ---------------- ----------------- ---------------
   Total current liabilities                                           232,764           183,354          233,619

   Long-term debt                                                      100,313           107,015            7,034
   Obligations under capital leases, less portion due
     within one year                                                     8,441             8,650            8,716
   Noncurrent restructuring reserve                                      3,997             6,537            8,764
   Other noncurrent liabilities                                         48,059            50,385           41,658

   Commitments and contingencies

STOCKHOLDERS' EQUITY
   Common stock, par value $.01 per share; authorized
     190,000,000 shares; issued and outstanding 37,878,122,
     37,707,372 and 37,593,829 shares                                      379               377              376
   Additional paid-in capital                                          374,662           375,026          374,268
   Unearned compensation                                                (1,023)           (1,570)          (1,037)
   Unrealized holding gains                                                  2                 6                -
   Retained earnings (deficit)                                           7,776           (14,172)         (10,288)
----------------------------------------------------------------- ---------------- ----------------- ---------------
   Total stockholders' equity                                          381,796           359,667          363,319

   Total liabilities and stockholders' equity                       $  775,370        $  715,608       $  663,110
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

                                                  HOMEBASE, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)

                                                                                          39 Weeks Ended
-------------------------------------------------------------------------------- ----------------------------------
                                                                                    October 31,      October 25,
                                                                                       1998              1997
-------------------------------------------------------------------------------- ---------------- -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          $ 21,948        $  15,113
  Adjustments to reconcile net income to net cash provided by operating activities:
      Net income from discontinued operations                                                -          (20,575)
      Depreciation and amortization                                                     20,320           18,482
      Extraordinary loss                                                                     -            8,663
      (Gain) loss on property disposals                                                    175               66
      Amortization of discount on marketable securities                                   (142)               -
      Other non-cash items                                                                 470              264
      Deferred income taxes                                                                101           (9,837)
    Increase (decrease) in cash due to changes in:
      Accounts receivable                                                               (6,287)          (9,867)
      Merchandise inventories                                                          (18,215)         (10,177)
      Prepaid expenses and other current assets                                         (3,168)            (186)
      Other assets                                                                      (1,280)            (386)
      Accounts payable                                                                  40,088           51,677
      Restructuring reserve                                                             (2,049)            (253)
      Accrued expenses and other current liabilities                                     7,714           21,270
      Accrued income taxes                                                              17,394           13,538
      Other noncurrent liabilities                                                      (2,326)           6,569
-------------------------------------------------------------------------------- ---------------- -----------------
  Net cash provided by operating activities of:
      Continuing operations                                                             74,743           84,361
      Discontinued operations                                                                -            7,455
-------------------------------------------------------------------------------- ---------------- -----------------
  Net cash provided by operating activities                                             74,743           91,816

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of marketable securities                                                  (47,070)          (7,694)
    Sale of marketable securities                                                        2,689                -
    Maturity of marketable securities                                                    2,865                -
    Property additions                                                                 (28,510)         (15,336)
    Property disposals                                                                     301              416
-------------------------------------------------------------------------------- ---------------- -----------------
   Net cash used in investing activities of:
      Continuing operations                                                            (69,725)         (22,614)
      Discontinued operations                                                                -          (23,269)
-------------------------------------------------------------------------------- ---------------- -----------------
   Net cash used in investing activities                                               (69,725)         (45,883)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term debt                                                            (59)        (130,728)
    Repayment of capital lease obligations                                                (161)            (137)
    Debt issuance costs                                                                   (258)            (986)
    Proceeds from sale and issuance of common stock                                        641            5,801
    Cash paid to BJ's Wholesale Club, Inc. in spin-off                                       -           (5,000)
-------------------------------------------------------------------------------- ---------------- -----------------
    Net cash provided by (used in) financing activities of:
      Continuing operations                                                                163         (131,050)
      Discontinued operations                                                                -           71,935
-------------------------------------------------------------------------------- ---------------- -----------------
    Net cash provided by (used in) financing activities                                    163          (59,115)

Net increase (decrease) in cash and cash equivalents                                     5,181          (13,182)
Cash and cash equivalents at beginning of year                                          44,603           16,896
-------------------------------------------------------------------------------- ---------------- -----------------
Cash and cash equivalents at end of period                                            $ 49,784         $  3,714
================================================================================ ================ =================

Supplemental   cash  flow   information   (prior  year   includes   discontinued
 operations):
      Interest paid                                                                   $  2,407         $  9,251
      Income taxes paid (refunds received)                                              (4,132)          29,729

Non-cash financing and investing activities:
      Tax benefit of employee stock options                                           $    424         $  2,194
      Conversion of long-term debt to stock, net                                             -          107,061
================================================================================ ================ =================

         The accompanying notes are an integral part of the consolidated financial statements.

                                 HOMEBASE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)

--------------------------- -------------------- ----------- -------------- ----------- ----------- ------------------- ------------
                                                                            Unrealized
                                                 Additional                  Holding     Retained                          Total
                                                  Paid-In      Unearned       Gains      Earnings                      Stockholders'
                               Common Stock       Capital    Compensation    (Losses)   (Deficit)     Treasury Stock       Equity
--------------------------- -------------------- ----------- -------------- ----------- ----------- ------------------- ------------

                             Shares     Amount                                                       Shares    Amount
                            ---------- ---------                                                    --------- ----------

Balance, January 25, 1997     33,270     $  333   $ 330,941    $ (1,222)     $    -     $ 311,873      (529)  $(10,000)   $631,925
  Net income                       -          -           -           -           -        15,113         -          -      15,113
  Exercise of stock options      155          2       1,768           -           -             -       213      4,031       5,801
  Income tax benefit of
    stock options                  -          -       2,194           -           -             -         -          -       2,194
  Restricted stock grants        153          2       1,216      (1,218)          -             -         -          -           -
  Amortization of restricted
    stock grants                   -          -           -         263           -             -         -          -         263
  Cancellation of restricted
    stock grants                 (46)        (1)     (1,139)      1,140           -             -         -          -           -
  Conversion of 6.5%
    debentures                 4,062         40     101,052           -           -             -       316      5,969     107,061
  Equity transfer in spin-off
    of BJ's Wholesale Club,Inc.    -          -     (61,764)          -           -      (337,274)        -          -    (399,038)
--------------------------- -------------------- ----------- -------------- ----------- ----------- -------------------- -----------
Balance, October 25, 1997     37,594     $  376   $ 374,268     $(1,037)    $     -     $ (10,288)        -   $      -    $363,319
=========================== ========== ========= =========== ============== =========== =========== ========= ========== ===========


--------------------------- -------------------- ----------- -------------- ----------- ----------- ------------------- ------------
                                                                            Unrealized
                                                 Additional                  Holding     Retained                         Total
                                                  Paid-In      Unearned       Gains      Earnings                      Stockholders'
                               Common Stock       Capital    Compensation    (Losses)   (Deficit)     Treasury Stock      Equity
--------------------------- -------------------- ----------- -------------- ----------- ----------- ------------------- ------------

                             Shares     Amount                                                       Shares    Amount
                            ---------- ---------                                                    --------- ----------
Balance, January 31, 1998     37,707     $  377   $ 375,026     $(1,570)     $    6     $ (14,172)       -  $       -    $359,667
  Net income                       -          -           -           -           -        21,948        -          -      21,948
  Unrealized holding
    gains (losses)                 -          -           -           -          (4)            -        -          -          (4)
  Exercise of stock options      181          2         639           -           -             -        -          -         641
  Income tax benefit of
    stock options                  -          -         424           -           -             -        -          -         424
  Amortization of
    restricted stock grants        -          -           -         470           -             -        -          -         470
  Cancellation of
    restricted stock grants      (10)         -         (78)         77           -             -        -          -          (1)
  Equity transfer in spin-off
    of BJ's Wholesale Club, Inc.   -          -      (1,349)          -           -             -        -          -      (1,349)
--------------------------- -------------------- ----------- -------------- ----------- ----------- -------------------- -----------
Balance, October 31, 1998     37,878     $  379   $ 374,662     $(1,023)   $      2    $    7,776        -  $       -    $381,796
=========================== ========== ========= =========== ============== =========== =========== ========= ========== ===========



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

The fiscal years ending January 30, 1999 and January 31, 1998 are referred to herein as "fiscal 1998" and "fiscal 1997", respectively. The 13 weeks ended October 31, 1998 and October 25, 1997 are referred to herein as the "third quarter of fiscal 1998" and the "third quarter of fiscal 1997", respectively.

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

                                 HOMEBASE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED


The financial statements as of and for the 39 weeks ended October 25, 1997 have been restated to present BJ's as a discontinued operation. Corporate interest expense for the 39 weeks ended October 25, 1997 was allocated to discontinued operations based on the ratio of BJ's net assets to the sum of consolidated net assets plus consolidated debt. In the first quarter of fiscal 1998, the Company recorded an additional equity transfer to BJI of approximately $1.3 million, related to a net asset adjustment of BJ's at the time of the distribution.

Net sales from discontinued operations were $1,464.4 million for the 39 weeks ended October 25, 1997.

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

In March 1998, Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") was issued. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. It is effective for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-1 in the second quarter of fiscal 1998, which did not have a material effect on net income or net income per share.

7.   Interest on Debt and Capital Leases

Interest on debt and capital leases in the consolidated statements of income is presented net of interest and investment income of $1.5 million and $0.2 million in the third quarter of fiscal 1998 and fiscal 1997, respectively, and is reported net of interest and investment income of $3.6 million and $1.5 million in the 39 weeks ended October 31, 1998 and October 25, 1997, respectively.

8.   Net Income (Loss) Per Share

The following is a reconciliation of the numerator and the denominator used in the calculation of net income (loss) per share:

                                                           13 Weeks Ended              39 Weeks Ended
----------------------------------------------------- ------------- ------------- ------------- -------------
                                                      October 31,   October 25,   October 31,   October 25,
(In thousands)                                            1998          1997          1998          1997
----------------------------------------------------- ------------- ------------- ------------- -------------
Numerator:

   Income (loss) from continuing operations
     before extraordinary loss                          $  7,165      $(10,288)     $  21,948     $   3,201
   Income from discontinued operations (net of tax)            -             -              -        20,575
   Extraordinary loss (net of tax)                             -             -              -        (8,663)
----------------------------------------------------- ------------- ------------- ------------- -------------
   Numerator for basic net income (loss) per share         7,165       (10,288)        21,948        15,113

Effect of dilutive securities:
   5.25% convertible subordinated notes                      893             -          2,680             -
----------------------------------------------------- ------------- ------------- ------------- -------------
   Numerator for diluted net income (loss) per share    $  8,058      $(10,288)     $  24,628     $  15,113
===================================================== ============= ============= ============= =============

                                 HOMEBASE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED


                                                            13 Weeks Ended              39 Weeks Ended
----------------------------------------------------- ------------- ------------- ------------- -------------
                                                      October 31,   October 25,   October 31,   October 25,
(In thousands)                                            1998          1997          1998          1997
----------------------------------------------------- ------------- ------------- ------------- -------------
Denominator:

   Denominator for basic net income (loss) per
      share - Weighted average shares                     37,879        37,556         37,834        35,162

Effect of dilutive securities:
   Employee stock options(1)                                 243             -            411           606
   Assumed conversion of 5.25% convertible
      notes                                                9,787             -          9,787             -
----------------------------------------------------- ------------- ------------- ------------- -------------

Denominator for diluted net income (loss) per share       47,909        37,556         48,032        35,768
===================================================== ============= ============= ============= =============
(1)  For the third  quarter of fiscal 1997,  the effect of the stock options has been excluded from the  computation of diluted net income per share because they were antidilutive.

9.   Supplemental Balance Sheet Information

Property and equipment consists of the following:

----------------------------------------------------- ----------------- ---------------- -----------------
                                                         October 31,       January 31,      October 25,
(In thousands)                                               1998              1998             1997
----------------------------------------------------- ----------------- ---------------- -----------------

Land and buildings                                      $   157,730       $   157,488      $   157,354
Leasehold improvements                                       66,827            62,310           57,947
Furniture, fixtures and equipment                           147,036           144,662          134,018
----------------------------------------------------- ----------------- ---------------- -----------------
                                                            371,593           364,460          349,319
Accumulated depreciation                                   (115,433)         (105,763)        (103,779)
----------------------------------------------------- ----------------- ---------------- -----------------
Total                                                   $   256,160       $   258,697      $   245,540
===================================================== ================= ================ =================


Property under capital leases consists of the following:

----------------------------------------------------- ----------------- ---------------- -----------------
                                                          October 31,       January 31,      October 25,
(In thousands)                                               1998              1998             1997
----------------------------------------------------- ----------------- ---------------- -----------------

Property under capital leases                           $     9,696       $     9,696      $     9,696
Accumulated depreciation                                     (4,388)           (4,059)          (3,949)
----------------------------------------------------- ----------------- ---------------- -----------------
Total                                                   $     5,308       $     5,637      $     5,747
===================================================== ================= ================ =================


10.  Pension Plan

In the first quarter of fiscal 1998, the Company completed the settlement of the Waban Inc. Retirement Plan (the "Plan"), which was terminated effective July 26, 1997. Net income for the 39 weeks ended October 31, 1998 includes a charge of approximately $0.7 million, net of taxes, related to the settlement of the Plan.

11.   Debt

In July 1998, the Company increased its revolving credit facility to $105 million from $90 million, and extended the expiration date to July 9, 2001. All other terms remained unchanged.

                                 HOMEBASE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

12.  Stock Plans

In the third quarter of fiscal 1998, the Board of Directors elected to suspend the Waban Inc. 1995 Director Stock Option Plan. Any future grants to Directors will be issued under the Company's 1997 Stock Incentive Plan.

13.  Restructuring Reserve

As of January 31, 1998, $12.7 million of the Company's fiscal 1993 restructuring charge remained accrued on the Company's consolidated balance sheet. During the 39 weeks ended October 31, 1998, the Company incurred cash expenditures of $2.1 million, primarily for lease obligations on closed facilities. As of October 31, 1998, $10.6 million remained accrued on the Company's balance sheet consisting primarily of lease obligations on closed facilities, which extend through 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organization and Presentation

On July 26, 1997, HomeBase, Inc. (the "Company"), formerly known as Waban Inc., transferred all of the net assets of its BJ's Wholesale Club division ("BJ's") to BJ's Wholesale Club, Inc. ("BJI"). On July 28, 1997, the Company distributed to its stockholders, on a pro-rata basis, all of the outstanding common stock of BJI (the "Distribution"). The financial statements for the 39 weeks ended October 25, 1997 have been restated to present BJ's as a discontinued operation. The discussion that follows pertains to the continuing operations of the Company unless otherwise noted.

The fiscal year ending January 30, 1999 and the fiscal year ended January 31, 1998 are referred to herein as "fiscal 1998" and "fiscal 1997", respectively. The 13 weeks ended October 31, 1998 and October 25, 1997 are referred to herein as the "third quarter of fiscal 1998" and the "third quarter of fiscal 1997", respectively.

The following table presents the results of operations for the periods indicated as a percentage of net sales.

                                                          13 Weeks Ended              39 Weeks Ended
----------------------------------------------------- --------------------------- ---------------------------
                                                      October 31,   October 25,   October 31,   October 25,
                                                          1998          1997          1998          1997
----------------------------------------------------- ------------- ------------- ------------- -------------

Net sales                                                 100.0%        100.0%        100.0%        100.0%

Cost of sales, including buying and occupancy
  costs                                                    77.8          78.6          77.6          78.2
----------------------------------------------------- ------------- ------------- ------------- -------------
Gross profit                                               22.2          21.4          22.4          21.8

Selling, general and administrative expenses               18.8          18.6          19.1          18.6

Store closures and other charges                              -           7.3            -            2.3
----------------------------------------------------- ------------- ------------- ------------- -------------
Operating income (loss)                                     3.4          (4.5)          3.3           0.9

Interest on debt and capital leases, net                    0.2           0.1           0.2           0.4
----------------------------------------------------- ------------- ------------- ------------- -------------
Income (loss) from continuing operations
  before income taxes and extraordinary loss                3.2          (4.6)          3.1           0.5

Provision (benefit) for income taxes                        1.2          (1.8)          1.2           0.2
----------------------------------------------------- ------------- ------------- ------------- -------------
Income (loss) from continuing operations
  before extraordinary loss                                 2.0          (2.8)          1.9           0.3

Income from discontinued operations, net of
  income taxes                                                -             -             -           1.8
----------------------------------------------------- ------------- ------------- ------------- -------------
Income (loss) before extraordinary loss                     2.0          (2.8)          1.9           2.1

Extraordinary loss on early extinguishment of
  debt, net of income taxes                                   -             -             -          (0.8)
----------------------------------------------------- ------------- ------------- ------------- -------------
Net income (loss)                                           2.0%         (2.8)%         1.9%          1.3%
===================================================== ============= ============= ============= =============

Net Sales

Net sales for the third quarter of fiscal 1998 decreased 2.3% to $360.1 million from $368.4 million in the third quarter of fiscal 1997 primarily due to a decline in same store sales of 1.5% and a smaller store base. Same store sales decreased due to increased competition in many of the markets in which the Company operates and lower sales of weather related products in certain markets as compared to the prior year. The Company had one less store open in the third quarter of fiscal 1998 compared to the prior year.

Net sales for the 39 weeks ended October 31, 1998 decreased 1.3% to $1,133.6 million from $1,149.0 million in the comparable prior-year period. The decrease in net sales was primarily due to declines in same store sales of 0.9% and net store closures. Same store sales declined primarily due to the disruption caused by store remodel construction during the first quarter of fiscal 1998, abnormal weather patterns during much of the first half of the year and increased competition in many of the markets in which the Company operates. During the 39 weeks ended October 31, 1998, 18 stores were remodeled, compared to 10 stores in the 39 weeks ended October 25, 1997. In addition, during the nine-month prior year period, two new stores were opened and three stores were closed.

Cost of Sales

Cost of sales, which includes buying and occupancy costs, was 77.8% of net sales for the third quarter of fiscal 1998, compared to 78.6% in the third quarter of fiscal 1997. Cost of sales for the 39 weeks ended October 31, 1998 was 77.6% of sales compared to 78.2% for the 39 weeks ended October 25, 1997. The decrease as a percentage of net sales for the 13 and 39 weeks ended October 31, 1998 was primarily due to higher average selling margins caused by a change in the mix of product sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") increased to 18.8% of net sales for the third quarter of fiscal 1998, from 18.6% of net sales for the third quarter of fiscal 1997. The increase is primarily due to increased advertising expenses and the overall decline in net sales.

SG&A was 19.1% of sales for the 39 weeks ended October 31, 1998 compared to 18.6% for the 39 weeks ended October 25, 1997. The increase as a percentage of net sales was primarily attributable to higher remodel related costs, increased advertising expenses, the overall decline in net sales and pre-tax settlement costs of approximately $1.1 million associated with the termination of the Waban Inc. Retirement Plan. In the 39 weeks ended October 31, 1998, the Company incurred remodel related costs of approximately $4.3 million, compared to $1.4 million in the 39 weeks ended October 25, 1997.

Interest Expense

Net interest expense from continuing operations for the third quarter of fiscal 1998 was $0.5 million compared to $0.4 million for the third quarter of fiscal 1997. Net interest expense increased primarily due to higher average debt balances in the third quarter of fiscal 1998 as compared to the prior year. Net interest expense was partially offset by higher interest and investment income in the third quarter of fiscal 1998 as compared to the prior year.

Net interest expense from continuing operations was $2.2 million for the 39 weeks ended October 31, 1998 compared to $4.5 million for the 39 weeks ended October 25, 1997. Corporate interest expense for the 39 weeks ended October 25, 1997 was allocated to discontinued operations based on the ratio of BJ's net assets to the sum of consolidated net assets plus consolidated debt. The decline in net interest expense from continuing operations for the 39 weeks ended October 31, 1998 was primarily attributable to a lower average interest rate and higher interest and investment income compared to the respective prior-year periods.

Interest and investment income was $1.5 million for the third quarter of fiscal 1998 compared to $0.2 million for the third quarter of fiscal 1997 and was $3.6 million compared to $1.5 million for the nine months ended October 31, 1998 and October 25, 1997, respectively.

Store Closures and Other Charges

In the third quarter of fiscal 1997, the Company recorded store closures and other charges of $27.0 million consisting of $22.3 million for store closures and other related settlement costs, a $3.0 million increase in the fiscal 1993 restructuring reserve and $1.7 million in asset impairment charges.

Income Tax Provision

The income tax provision rate for the 39 weeks ended October 31, 1998 was 38.1% compared to 39.8% for the 39 weeks ended October 25, 1997. The decrease in the tax provision rate was primarily attributable to the realization of certain state tax credits during fiscal 1998. For fiscal 1999, the Company expects the tax provision rate to range between 39% and 40%.

Income (Loss) From Continuing Operations Before Extraordinary Loss

Income (loss) from continuing operations before extraordinary loss for the third quarter of fiscal 1998 was $7.2 million, or $0.17 per share, diluted, compared to ($10.3) million, or $(0.27) per share, diluted, in the third quarter of fiscal 1997. Excluding store closures and other charges, income (loss) from continuing operations in the third quarter of fiscal 1997 was $6.0 million, or $0.16 per share, diluted. Income (loss) from continuing operations before extraordinary loss as a percentage of net sales was 2.0% for the 13 weeks ended October 31, 1998 compared to (2.8)% in the third quarter of fiscal 1997. The increase was primarily due to a higher gross profit percentage during the 13 weeks ended October 31, 1998 and store closures and other charges recorded in fiscal 1997.

Income (loss) from continuing operations before extraordinary loss for the 39 weeks ended October 31, 1998 was $21.9 million, or $0.51 per share, diluted, compared to $3.2 million, or $0.09 per share, diluted, in the 39 weeks ended October 25, 1997. Excluding store closures and other charges, income (loss) from continuing operations for the 39 weeks ended October 25, 1997 was $19.5 million, or $0.54 per share, diluted. Income (loss) from continuing operations before extraordinary loss as a percentage of net sales was 1.9% for the 39 weeks ended October 31, 1998 compared to 0.3% for the 39 weeks ended October 25, 1997. The increase was primarily due to store closures and other charges in the prior year, as well as a higher gross profit percentage, lower net interest expense and a lower tax provision, partially offset by higher SG&A, in the current year.

Income (loss) from continuing operations for the 39 weeks ended October 25, 1997 include all of the corporate overhead expenses incurred by the Company prior to the Distribution and an allocation of the Company's interest expense prior to the Distribution. As a result of the Distribution, the conversion of the convertible subordinated debt into common stock and the refinancing of $112 million of other indebtedness, income from continuing operations for periods preceding the Distribution is not comparable to the Company's income (loss) from continuing operations after the Distribution.

Net Income (Loss)

Net income (loss) for the third quarter of fiscal 1998 was $7.2 million, or $0.17 per share, diluted, compared to $(10.3) million, or $(0.27) per share, diluted, for the third quarter of fiscal 1997. Net income (loss) for the 39 weeks ended October 31, 1998 was $21.9 million, or $0.51 per share, diluted, compared to $15.1 million, or $0.42 per share, diluted, for the 39 weeks ended October 25, 1997.

Net income (loss) for the 39 weeks ended October 31, 1998 includes a pension termination charge of $0.7 million, net of tax.

The 39 weeks ended October 25, 1997 include income from discontinued operations of $20.6 million, or $0.57 per share, diluted, and an extraordinary loss of $(8.7) million, net of tax, recorded in July 1997, associated with the early extinguishment of debt.

Restructuring Reserve

As of January 31, 1998, $12.7 million of the Company's fiscal 1993 restructuring charge remained accrued on the Company's consolidated balance sheet. During the third quarter of fiscal 1998, the Company incurred cash expenditures of $2.1 million, primarily for lease obligations on closed facilities. As of October 31, 1998, $10.6 million remained accrued on the Company's balance sheet consisting primarily of lease obligations on closed facilities, which extend through 2007.

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

In March 1998, Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") was issued. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. It is effective for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-1 in the second quarter of fiscal 1998, which did not have a material effect on net income or net income per share.

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

Year 2000 Compliance

The Company has conducted a review of its computer systems and has identified the systems that could be affected by the Year 2000 ("Y2K") issue. The Y2K issue relates to the inability of information systems to recognize and process date-sensitive information beyond December 31, 1999. In addition, many systems and equipment that are not typically thought of as "computer-related" (referred to as "non-IT") contain imbedded hardware and software that may be date-sensitive and can be impacted by the Y2K issue. If the Company's computer systems cannot recognize a date using "00" as the Year 2000, it could result in miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoice payments or engage in other normal business activities.

Early in fiscal 1996, the Company commenced a program to address the Y2K issue and to pursue compliance with vendors. The scope of the project includes: ensuring the compliance of all applications, operating systems and hardware on mainframe, PC and LAN platforms; addressing issues related to non-IT embedded software and equipment; and addressing the compliance of third party vendors.

The Company estimates the total cost of this compliance program to be less than $2.0 million, including internal staff costs and the cost to write off any unamortized existing hardware and software that may need to be replaced. The Company expects to incur approximately $0.8 million through fiscal 1998, with the remaining $1.2 million in fiscal 1999.

The Company believes that more than 90% of its mainframe applications, including all financial and accounting systems, are now Y2K compliant. The Company expects that the remaining mainframe systems will be Year 2000 compliant by the second quarter of fiscal 1999. All other equipment and systems (PC, LAN, and other peripherals) are expected to be Y2K compliant by the third quarter of fiscal 1999.

Although management anticipates that its systems and applications will be Y2K compliant on a timely basis, there can be no assurance that the systems of other companies with which the Company does business will be Y2K compliant in the same time frame. In March 1998, the Company established a Year 2000 Committee, which includes members from various business units within the Company. The Committee members identified the major third party vendors from their respective business units. The Company sent Y2K compliance questionnaires and, to date, has received responses from approximately 45% of the vendors polled. Management is reviewing their responses and assessing the need to develop contingency plans for those vendors who may not be Y2K compliant. The risks involved with not solving the Y2K issue include, but are not limited to, the following: loss of local or regional electric power, loss of telecommunication services, delays or cancellations of shipping or transportation, the inability to process credit card transactions and bank errors.

The discussion of the Company's efforts, and management's expectations, relating to Y2K compliance are forward-looking statements. The Company's ability to achieve Y2K compliance could be affected by, among other things, the availability of programming and testing resources, failure to identify all susceptible systems, non-compliance by third parties, and other similar uncertainties. These and other unforeseen factors could have a material adverse impact on the Company's financial position, liquidity and results of operations.

Liquidity and Capital Resources

Cash and cash equivalents and marketable securities totaled $97.3 million as of October 31, 1998. Cash flow from operations and amounts available under the Company's $105 million revolving credit facility are the Company's principal sources of liquidity.

In July 1998, the Company increased its revolving credit facility to $105 million from $90 million, and extended the expiration date to July 9, 2001. All other terms remained unchanged.

At October 31, 1998, the Company had no borrowings under its revolving credit facility, and had $10.8 million of letters of credit outstanding. At November 28, 1998, the Company had $94.1 million available for borrowing under the revolving credit facility.

During the 39 weeks ended October 31, 1998, net cash provided by operating activities of continuing operations was $74.7 million compared to $84.4 million for the 39 weeks ended October 25, 1997. The decrease in the current year was primarily attributable to lower accrued expenses and other current liabilities at the end of the third quarter of fiscal 1998 as compared to fiscal 1997, relative to the beginning of the respective fiscal years.

Net cash used in investing activities of continuing operations was $69.7 million for the 39 weeks ended October 31, 1998, compared to $22.6 million for the 39 weeks ended October 25, 1997. Investing activities primarily consist of capital expenditures and investments in marketable securities. During the 39 weeks ended October 31, 1998, the Company had net purchases of marketable securities of $41.5 million, compared to net purchases of $7.7 million during the 39 weeks ended October 25, 1997.

Year-to-date capital expenditures for property additions were $28.5 million this year versus $15.3 million in the comparable prior-year period. Capital expenditures for the 39 weeks ended October 31, 1998 include the remodeling of 18 stores and one store opening, compared to capital expenditures for the remodeling of 10 stores (eight of which had been completed) and two store openings for the 39 weeks ended October 25, 1997. The Company's capital expenditures in fiscal 1998 are expected to total approximately $35 to $40 million.

Net cash provided by financing activities of continuing operations was $0.2 million for the 39 weeks ended October 31, 1998, compared to net cash used of $131.1 million for the 39 weeks ended October 25, 1997. Current year activities primarily consisted of proceeds from the sale and issuance of common stock of $0.6 million, partially offset by payments of real estate debt and capital leases of $0.2 million.

During the 39 weeks ended October 25, 1997, the Company repaid its senior 9.58% notes totaling $24.0 million and repaid $93.4 million of its 11% senior subordinated notes, replacing this debt with $96 million of short-term bank borrowings. BJI assumed $72.0 million of the bank borrowings at the time of the Distribution. In connection with these repayments, the Company incurred a pre-tax extraordinary loss of $14.6 million. In addition, during the nine months ended October 25, 1997, $106.7 million of the Company's 6.5% convertible subordinated debentures were converted into common stock and the remaining $0.2 million was redeemed for cash.

The Company expects that its current resources, including the revolving credit facility, together with anticipated cash flow from operations, will be sufficient to finance its operations and capital expenditures through January 29, 2000.

Forward-Looking Information

This report on Form 10-Q contains "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, the words "believe," "estimate," "expect," "anticipate," "plans," and similar expressions are intended to identify forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expected. Although the Company believes that comments reflected in such forward-looking statements are reasonable, they are based on information existing at the time they are made. Important factors that could cause actual results to differ materially from expectations include, but are not limited to, the successful implementation of the Company's accelerated growth strategy, general economic conditions prevailing in the Company's markets, competition and other risk factors described in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                           Part II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a)   Exhibits

10.22 Change of Control Severance Agreement, dated August 31, 1998 with Herbert J. Zarkin
10.23  Employment Agreement, dated June 1, 1998 with Allan P. Sherman
10.24 Change of Control Severance Agreement,dated August 31, 1998 with Allan P. Sherman
10.25  Change of Control Severance Agreement, dated August 31, 1998 with
       Thomas F. Gallagher
10.26 Change of Control Severance Agreement, dated August 31, 1998 with William B. Langsdorf
10.27  Change of Control Severance  Agreement, dated August 31, 1998 with
       Scott L. Richards
10.28 Change of Control Severance Agreement, dated August 31, 1998 with Edward J. Weisberger
10.29 Change of Control Severance Benefit Plan for Key Employees, dated August 31, 1998
10.30  HomeBase, Inc. Executive Retirement Plan, First Amendment, dated
       August 31, 1998
27     Financial Data Schedule

   b)   Reports on Form 8-K

       On October 22, 1998, the Company filed a report on Form 8-K under Item 5 thereof, announcing that it had amended its 1989 Stockholders' Rights Plan. The amendments served principally to modify the definition of "beneficial ownership" so that it is consistent with the definition in Rule 13d-3 under the Securities Exchange Act of 1934.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             HomeBase, Inc.





     Date:       December 10, 1998           /s/ ALLAN P. SHERMAN
              --------------------           --------------------
                                             Allan P. Sherman
                                             President and Chief
                                             Executive Officer


     Date:       December 10, 1998           /s/ WILLIAM B. LANGSDORF
              --------------------           ------------------------
                                             William B. Langsdorf
                                             Executive Vice President
                                             and Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)