Form 10-K405
period 1999-01-30
HOMEBASE INC
filed 1999-04-12
CIK 850316

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

                   FOR THE FISCAL YEAR ENDED JANUARY 30, 1999
                                  -------------
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

                                 (949) 442-5000
              (Registrant's telephone number, including area code)
                            ------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
Title of each class                                    on which registered
-------------------                                -----------------------------
Common Stock, par value $.01                          New York Stock Exchange
Preferred Share Purchase Rights                       New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant on April 5, 1999 was $164,813,609.

There were 37,881,636 shares of the Registrant's Common Stock, $.01 par value, outstanding as of April 5, 1999.

                      Documents Incorporated by Reference
Portions of the Proxy Statement for the Annual Meeting of Stockholders(Part III)
                            ------------------------

Exhibits to Form 10-K have been included only in copies of the Form 10-K filed with the Securities and Exchange Commission.
--------------------------------------------------------------------------------

                                     PART 1

Item 1.  Business

General

HomeBase(R), Inc. ("the Company" or "HomeBase") is the second largest operator of home improvement warehouse stores in the western United States. At January 30, 1999, the Company operated 84 stores in 10 states. The Company's stores average approximately 103,000 square feet of indoor space and include up to 30,000 square feet of additional exterior space for full-service garden and landscaping centers. The Company offers a broad assortment of brand-name home improvement and building supply products at competitive prices to both Do-It-Yourself ("DIY") and professional customers. In certain categories, the Company supplements its brand-name offerings with high quality private label products.

The Company's goal is to be the first choice destination for shoppers of home improvement products by offering product selection at competitive prices, with superior customer service. By the end of the first fiscal quarter of 1998, nearly every store in the chain had been remodeled or opened utilizing an improved store design. The new design features a layout that is inviting and attractive to DIY shoppers while providing easy access areas for merchandise sold primarily to contractors and other professional customers. Products are displayed to facilitate shopping for all companion products needed to complete a home improvement project.

The Company operates within a conventional 52 or 53 week accounting fiscal year that ends on the last Saturday in January. The 52 weeks ended January 30, 1999 is referred to herein as "fiscal 1998". The 53 weeks ended January 31, 1998 and the 52 weeks ended January 25, 1997 are referred to herein as "fiscal 1997" and "fiscal 1996", respectively.

The Company was established in 1989 when Zayre Corp. (now The TJX Companies, Inc.) combined its BJ's Wholesale Club division ("BJ's") and HomeBase division to form Waban Inc. ("Waban"), and distributed all of Waban's outstanding common stock to Zayre Corp. shareholders on a pro-rata basis.

On July 26, 1997, Waban transferred all of the net assets of BJ's to BJ's Wholesale Club, Inc. ("BJI"). On July 28, 1997, Waban distributed to its stockholders, on a pro-rata basis, all of the outstanding common stock of BJI (the "Distribution"). In connection with the Distribution, the Company changed its name from Waban Inc. to HomeBase, Inc. The Company and BJI are independent public companies, separately traded on the New York Stock Exchange.

Significant Growth Initiatives

In October 1997, the Board of Directors approved an accelerated timetable for the completion of the 17 remaining stores in the Company's remodel program and announced a more aggressive rate of new store openings through fiscal 2000. During fiscal 1998, the Company successfully completed the remodel of all 17 stores and opened one new store in Everett, Washington. An additional six stores (five in California and one in Arizona) have scheduled openings during fiscal 1999, with one store having opened in March 1999. The Company plans to continue this expansion with the opening of approximately eight new stores before the end of fiscal 2000.

To provide capital to finance its accelerated growth strategy, on November 17, 1997, the Company completed the private placement of $100 million principal amount 5.25% convertible subordinated notes due November 1, 2004 through a Rule 144A/Regulation S offering, and received approximately $96 million, net of debt issuance costs. The resale of the notes and the common stock into which the notes are convertible were registered on Form S-3 on February 10, 1998.

Building on the momentum of its previous growth initiative, on February 2, 1999 the Company announced a new strategic program designed to enhance customer service, increase customer traffic and improve same-store sales. The initiatives involve an incremental investment during fiscal 1999 of approximately $13 million in payroll and advertising costs, which is designed to increase the number of sales people in each store and reinforce the HomeBase brand to an audience comprised of new and existing customers. In addition, the Company plans to increase total inventory per store by approximately 10%, as a means of further enhancing product selection.

Industry Outlook

The Company believes that demographic and lifestyle factors such as the maturing of baby boomers, the increase in home-centered activities, the increase in home ownership and the aging housing stock will create growing demand for home improvement products and services.

The U.S. Census Bureau estimates that by the year 2000, home ownership by the U.S. population will increase to 70% from 67% in 1997 and that the number of households will increase to 103 million from approximately 100 million in 1998. Homeowners are more likely to spend more to maintain and improve their homes than renters do. The Home Improvement Research Institute projects annual revenues in the home improvement market will reach $170 billion by the end of 1999.

Since the mid 1980's, warehouse-format home improvement retailers have gained significant market share in the United States by offering lower prices, greater product selection and more in-stock merchandise than traditional home center, hardware and lumber yard operators. In addition, warehouse store operators have been able to take advantage of economies of scale created by large sales volumes. Although the home improvement industry remains fragmented, it has experienced increasing consolidation during recent years. The Company believes that this trend will continue. It intends to capitalize on its continuing strategy that is targeted at promoting a service-oriented shopping experience in a store format that has an attractive ambiance and a customer-friendly layout.

Store Growth

The Company is the second largest operator of home improvement stores in most of the markets that it serves. The Company's new store opening plan is oriented towards reinforcing its position in its current markets and expanding selectively into adjoining markets. The Company focuses on retail locations that are convenient for DIY and professional customers and that meet the criteria for either having direct freeway access, being in highly visible locations, or in neighborhoods with robust housing growth.

During fiscal 1998, the Company completed the remodel of the remaining 17 stores in its remodel program and opened one new store. More importantly, a "pipeline" of potential sites for new store openings was developed, in preparation for a more vigorous pace of new store openings in the coming years. The Company is scheduled to open six stores in fiscal 1999, and approximately eight stores in fiscal 2000.

The following table shows the number of Company stores opened and closed during the last five fiscal years:

-----------------------------------------------------------------------------------------------------------
                                           Stores in         Stores           Stores          Stores
                                          Operation at       Opened           Closed       in Operation
                                          Beginning of     During the       During the       at End of
Fiscal Year                                  Period          Period           Period          Period
-----------------------------------------------------------------------------------------------------------
    1994                                       82               3               8               77
    1995                                       77               4               2               79
    1996                                       79               5               -               84
    1997                                       84               2               3               83
    1998                                       83               1               -               84
-----------------------------------------------------------------------------------------------------------

Between 1993 and January 30, 1999, the Company has remodeled or relocated 61 of its stores and opened 18 new stores incorporating the improved store design.

Customer Service

The Company is committed to providing superior service to its two targeted customer groups. At each store, carefully selected home improvement specialists, who have extensive experience in their respective fields, are available throughout the store to assist DIY and professional customers. Nearly all of the Company's stores also offer the services of professional ASID certified designers who provide free consultations in customers' homes. The Company's project and design centers feature computer aided design ("CAD") tools that allow customers to work with design coordinators in the store, or in the convenience of their own homes, to conceptualize and plan a variety of home improvement projects. A unique feature of the in-home CAD consultation is real-time delivery of home project designs to a customer before departing from the residence. This immediate and tangible service builds customer excitement and momentum and confidence in a decision to proceed with the selection of HomeBase for these important home improvement projects.

The Company believes that it is important to expand its DIY business by providing encouragement and skill enhancement programs for new and existing DIY customers. Accordingly, the Company provides assistance and training to DIY customers, including regularly scheduled customer clinics on a wide range of home improvement projects. The Company also offers "How-To" brochures that can be found on its website at www.homebase.com. Installation services are available for over 100 product categories utilizing carefully screened professional contractors, who must be highly recommended, licensed and bonded. This installation program has solidified relationships with many of the Company's best professional customers. Delivery services are also available for the convenience of customers.

The Company's stores also offer services that specifically address the needs of professional customers. Nearly all of the Company's stores have Contractor Desks, with staff dedicated to handling contractors' special needs, including the ability to receive faxed orders and pre-assemble them for pick-up, and to quickly obtain special items and sizes. Bulk purchases can be delivered to job sites for a nominal fee. To better serve the needs of the professional customer, the Company has early and extended hours of operations.

In addition to accepting all major credit cards, the Company offers its own private label credit card to DIY and professional customers under a non-recourse program operated by a major financial institution. The utilization of this card offers convenience to a customer and more importantly reinforces the pattern for repeat purchases at HomeBase.

Team Members

In support of its commitment to customer service, the Company seeks to hire only the very best team members. HomeBase University provides team members with an extensive on-going curriculum. Each store has skilled trades people who combine extensive career experience with in-house education programs to ensure that customers will have access to knowledgeable and courteous sales staff who can assist them with their home improvement questions and projects. All of the Company's sales team members receive extensive training through a comprehensive in-house training program that combines on-the-job training with formal seminars and meetings to emphasize the importance of customer service and to further develop team member selling skills. In-house training includes periodic sessions conducted by the Company's training staff or by manufacturers' representatives, as well as frequent meetings with store managers, which provide sales training, product updates and other information.

As of January 30, 1999, the Company had approximately 8,400 team members, including approximately 500 who are engaged in various corporate administration and store support functions. Of the Company's total personnel, approximately 3,500 are considered part-time (working less than 33 hours per week). In February 1999, the Company announced a series of new initiatives designed to increase sales, which will result in the addition of more team members at every store throughout early fiscal 1999. Exclusive of the impact of this hiring initiative, the number of team members employed fluctuates depending on the selling season, and is typically higher during the second and third quarters, which include the most active seasons for home improvement sales. None of the Company's team members is a member of a union. The Company considers its relations with its team members to be excellent.

Merchandising

With 14 departments offering broad categories of home improvement and decorative goods, each HomeBase store regularly stocks over 30,000 items and offers thousands of additional items through special order. The Company's stores primarily merchandise quality, brand-name products. Special promotions of brand-name products are regularly featured as "Base Buys" which provide additional savings opportunities for customers. In select categories, the Company supplements brand-name offerings with high quality private label products, including the Infinity(R) line of paint, the Galleria(R) and Galleria Gold(R) line in fashion lighting, and the PowerBuilt(R) brand of hand tools. The Company continually evaluates its product mix for opportunities to add new and exciting products in every aisle of the store to meet the ever-changing needs of both the DIY and professional customer.

The table below sets forth the Company's percentage of net sales by product categories for fiscal 1998:

                   Product Category                                        Percent

                   Building Materials and Lumber                              23%
                   Electrical and Plumbing                                    18
                   Paint and Decor                                            18
                   Garden, Nursery and Seasonal                               16
                   Hardware and Tools                                         13
                   Project and Kitchen Design Center                          12
                                                                         -------------

                        Total                                                100%
                                                                         =============

HomeBase has a centralized purchasing function located within its Corporate Support Center. The Company attempts to maximize its distribution efficiencies through a combination of shipments direct from vendors to the stores and from its 410,000 square foot consolidation and distribution center located in Rancho Cucamonga, California. Before the end of fiscal 1999, the Company will be relocating this center to a larger 675,000 square foot facility located in Ontario, California .

Seasonality

Sales and earnings for the Company have typically been higher in the second and third quarter of the fiscal year, which include the most active seasons for home improvement sales, and lower in the first and fourth quarters. Sales and earnings can also be impacted favorably or adversely as a result of prevailing regional weather patterns, such as El Nino and La Nina.

Marketing and Advertising

The Company addresses its primary target customers through a mix of newspaper, direct mail, radio and television advertising. The primary advertising medium is newspaper advertisements through freestanding inserts. Television and radio are used to reinforce the Company's image of providing superior customer service and a broad assortment of merchandise at competitive prices. Additionally, the Company participates in or hosts a variety of home improvement trade shows, supplier conferences and contractor product shows. Through co-operative advertising agreements, vendors participate in many of the Company's advertising programs. Consistent with its previously announced growth initiatives, the Company intends to increase the frequency of its electronic and print media offerings during fiscal 1999.

Management Information Systems

The Company utilizes state of the art technology and management information systems ("MIS") to monitor sales, track inventory and provide rapid feedback on the performance of its business. Advanced frame relay communications systems, advanced inventory tracking and ordering, and in-store computer design tools to help customers with their remodeling projects are examples of the Company's commitment to technology.

The Company is currently in the process of implementing a new multi-level merchandising system that allows for improved inventory and vendor information management. The Company expects to complete the implementation of the new system by the end of fiscal 1999.

In addition, the Company completed the implementation of a new Point-Of-Sale ("POS") system in February 1999. The new POS system enables the Company to more effectively record its sales information and to better support merchandising, inventory replenishment and promotional decisions. In addition to internal efficiency gains, an important benefit of this investment is improved customer service due to cashier ease of use that will help assure faster check out lines.

Competition

The home improvement, hardware and garden businesses are all highly competitive. The Company competes with a large number and variety of wholesalers and retailers, including several large national chains that use the home improvement warehouse store format. Competition exists in the areas of customer service, price, product selection, store location and name recognition. In addition, the Company will experience competition for qualified personnel and for suitable new store locations of sufficient size at acceptable prices.

The Company believes that its strong brand-name recognition, customer loyalty, level of customer service, the value offered by its competitive prices and the one-stop shopping available through its full range of home improvement products, provide it an advantage over many of its traditional home center competitors.

Some markets in which the Company currently operates or might operate in the future may already be at or near the saturation point in terms of warehouse stores competing with the Company's stores. Certain of the Company's principal competitors appear to have a strategy of clustering stores within markets they operate, or of placing their warehouse stores so close to the Company's stores as to directly challenge the Company's competitive position in such markets. The major competitor in the Company's market areas that also uses the warehouse store format is The Home Depot, Inc. The Company also competes with other major national and regional operators such as Builders Square (a division of Hechinger Company), Eagle Hardware & Garden, Inc. ("Eagle") and Orchard Supply & Hardware (a division of Sears, Roebuck, and Co.). In April 1998, Lowe's Companies, Inc. ("Lowe's"), the nation's second largest retailer of home improvement products, announced plans for a major expansion into California, Arizona and Nevada, with the initial stores to begin opening in late 1999. On April 2, 1999, Lowe's completed the acquisition of Eagle.


Item 2. Properties

The Company operated 84 stores as of January 30, 1999, of which 66 are leased under long-term leases and 18 are owned. The unexpired terms of the leases range from approximately three to 19 years, and average approximately 10 years. The Company has options to renew all of its leases for periods that range from approximately five to 25 years and average approximately 18 years. These leases require fixed monthly rental payments which are subject to various adjustments. In addition, certain leases require payment of a percentage of the store's gross sales in excess of certain amounts. The Company also remains obligated under leases for four additional stores that have been closed. Most leases require that the Company pay all property taxes, insurance, utilities and other operating costs of the store.

The following table sets forth the number and location of the Company's stores:

                  -----------------------------------------------------------------------
                                                                       Number of
                       State                                            Stores
                  -----------------------------------------------------------------------
                       California                                          47
                       Washington                                           9
                       Colorado                                             7
                       Arizona                                              5
                       Oregon                                               4
                       Nevada                                               3
                       New Mexico                                           3
                       Utah                                                 3
                       Texas                                                2
                       Idaho                                                1
                  -----------------------------------------------------------------------

                       Total                                               84
                  =======================================================================

The average size of the Company's 84 stores in operation at January 30, 1999 was approximately 103,000 square feet. Most of the Company's stores utilize up to 30,000 square feet of additional exterior selling space for full-service garden and landscaping centers. The Company's stores are located in both free-standing locations and shopping centers. In some locations, a HomeBase store shares a center with a membership warehouse club or another large retailer.

Including space for parking, a typical new HomeBase store requires eight to ten acres of land. Construction and site development costs for a new HomeBase store average approximately $5.0 million, land acquisition costs generally range from $2.0 million to $9.0 million, and the initial capital investment for fixtures and equipment averages approximately $2.0 million. In addition to capital expenditures, each new store requires an investment of approximately $3.0 million for inventory (net of accounts payable) and pre-opening expenses.

The Company's Corporate Support Center located in Irvine, California occupies 164,000 square feet under a lease expiring July 24, 2004, with options to extend the lease through July 24, 2019. The Company's consolidation and distribution center in Rancho Cucamonga, California occupies 410,000 square feet under a lease expiring December 31, 1999. Prior to the lease expiration, the Company will be relocating its consolidation and distribution center to a larger 675,000 square foot facility located in Ontario, California.


Item 3. Legal Proceedings

The Company is involved in various legal proceedings incident to the nature of its business. Although it is not possible to predict the outcome of these proceedings, or any claims against the Company related thereto, the Company believes that such proceedings will not, individually or in the aggregate, have a material adverse effect on either its financial condition or results of operations.


Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1998.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on June 3, 1999.

The following is a list of names and ages of all of the executive officers of the registrant indicating all positions and offices with the registrant held by each such person and each person's principal occupations or employment during the past five years.

---------------------------- ------ ------------------------------------------------------------------------
                                                     Office and Employment Experience
Name                          Age                           During Last Five Years
---------------------------- ------ ------------------------------------------------------------------------

Herbert J. Zarkin            60     Chairman  of the Board of the Company  since July 1997 and  Director of the Company since May 1993;  President,  Chief Executive Officer of the
                                    Company (May 1993 - July 1997).

Allan P. Sherman             54     President,  Chief  Executive  Officer and Director of the Company since
                                    July 1997;  Executive  Vice  President  of the Company (May 1993 - July
                                    1997);  President  of  the  HomeBase  division  (September  1993 - July
                                    1997); President of BJ's (May 1993 - September 1993).

Thomas F. Gallagher          47     Executive Vice President,  Store Operations since July 1997;  Executive
                                    Vice  President,  Store  Operations  of the HomeBase  division  (1996 -
                                    1997); Vice President, Sales Operations of BJ's (1993 - 1996).

William B. Langsdorf         42     Executive Vice President and Chief  Financial  Officer since July 1997;
                                    Senior Vice President, Finance of the HomeBase division (1993 - 1997).

Scott L. Richards            41     Executive  Vice  President,  Merchandising  since July 1997;  Executive
                                    Vice President,  Merchandising of the HomeBase  division (1996 - 1997);
                                    Vice President, Merchandising of the HomeBase division (1993 - 1996).

John L. Price                48     Vice  President,   General  Counsel  and  Secretary  since  July  1997;
                                    Assistant  General  Counsel of 20th  Century Industries (1995 - 1997);
                                    private  legal practice (1991 - 1995).

---------------------------- ------ ------------------------------------------------------------------------

All officers hold office until the next annual meeting of the Board of Directors in June 1999 and until their successors are elected and qualified.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

 The common stock of HomeBase(R), Inc. (the "Company"), formerly Waban Inc., is listed on the New York Stock Exchange (symbol HBI). The following are the quarterly high and low stock prices for the fiscal years ending January 30, 1999 and January 31, 1998:

--------------------------------------- --------------------------------- ----------------------------------
                                               Fiscal Year Ended                  Fiscal Year Ended
               Quarters                         January 30, 1999                  January 31, 1998
--------------------------------------- --------------------------------- ----------------------------------

                                              High             Low              High              Low

First                                         8 7/8           6 9/16          29 1/2  (1)       26 5/8  (1)
Second                                       10 1/8           7 5/8           35 5/16 (1)       26 3/8  (1)
Third                                         7 13/16         5 1/4           35 15/16(1)        7 11/16(1)
Fourth                                        7 5/8           5               10 1/16            6 3/4
--------------------------------------- ---------------- ---------------- ---------------- -----------------

(1) On July 26, 1997, the Company transferred all of the net assets of its BJ's Wholesale Club division ("BJ's") to BJ's Wholesale Club, Inc. ("BJI"). On July 28, 1997, the Company distributed to its stockholders, on a pro-rata basis, all of the outstanding common stock of BJI (the "Distribution"). In connection with the Distribution, the Company changed its name from Waban Inc. to HomeBase, Inc. The Company and BJI became independent public companies separately traded on the New York Stock Exchange. Stock prices on or before July 28, 1997 have not been restated to reflect the Distribution.


The number of stockholders of record at April 5, 1999 was 3,286.

The Company has never paid or declared a cash dividend and the Company does not presently intend to pay or declare any cash dividends on the common stock in the future. The Senior Bank Facility does not permit the Company to pay cash dividends. Any declaration and payment of dividends by the Company would be at the discretion of the Board of Directors.

Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

The following selected consolidated financial and operating data of the Company for each of the five fiscal years in the period ended January 30, 1999 are extracted or derived from the audited Consolidated Financial Statements, and the notes thereto, of the Company, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected consolidated financial and operating data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the notes thereto.

                                                                                   Fiscal Year Ended
--------------------------------------------------------------------------------------------------------------------------------
                                                           January 30,   January 31,   January 25,   January 27, January 28,
(Dollars in thousands, except per share data)                 1999           1998          1997         1996         1995
--------------------------------------------------------------------------------------------------------------------------------
                                                                         (53 Weeks)
Income Statement Data:
  Net sales                                                $ 1,442,341   $1,477,442   $ 1,452,696   $ 1,448,776  $ 1,357,190

  Cost of sales, including buying and occupancy costs        1,124,250    1,159,253     1,136,997     1,124,460    1,056,620
--------------------------------------------------------------------------------------------------------------------------------
  Gross profit                                                 318,091      318,189       315,699       324,316      300,570

  Selling, general and administrative expenses                 279,151      287,181       277,841       275,655      248,112

  Store closures and other charges                                   -       27,000             -             -            -
--------------------------------------------------------------------------------------------------------------------------------
  Operating income                                              38,940        4,008        37,858        48,661       52,458

  Interest on debt and capital leases (net)                      2,817        5,136        10,506         8,790        9,125
--------------------------------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations before income
   taxes and extraordinary loss                                 36,123       (1,128)       27,352        39,871       43,333

  Provision (benefit) for income taxes                          13,760         (445)       11,005        15,386       16,395
--------------------------------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations before
   extraordinary loss                                           22,363         (683)       16,347        24,485       26,938

  Income from discontinued operations, net of income taxes           -       20,575        60,313        48,492       38,052

  Extraordinary loss on early extinquishment of debt, net
   of income tax benefit                                             -       (8,663)            -             -            -

--------------------------------------------------------------------------------------------------------------------------------
  Net income                                                 $  22,363    $  11,229    $   76,660     $  72,977   $   64,990
================================================================================================================================

Basic net income (loss) per share (1):
  Income (loss) from continuing operations before
   extraordinary loss                                        $    0.59   $    (0.02)  $      0.50   $      0.74  $      0.81
  Income from discontinued operations                               -          0.57          1.83          1.47         1.15
  Extraordinary loss                                                -         (0.24)           -             -            -
--------------------------------------------------------------------------------------------------------------------------------
  Net income                                                 $    0.59   $     0.31   $      2.33   $      2.21  $      1.96
================================================================================================================================

Diluted net income (loss) per share (1):
  Income (loss) from continuing operations before
   extraordinary loss                                        $    0.54   $    (0.02)  $      0.49   $      0.74  $      0.81
  Income from discontinued operations                               -          0.57          1.82          1.46         1.14
  Extraordinary loss                                                -         (0.24)           -             -            -
--------------------------------------------------------------------------------------------------------------------------------
  Net income                                                 $    0.54   $     0.31   $      2.31   $      2.20   $     1.95
================================================================================================================================

Shares used in computation of net income per share:
  (In thousands)
    Basic                                                       37,845       35,770        32,839        33,014       33,143
    Diluted                                                     48,013       35,770        33,205        33,220       33,405

Balance Sheet Data:
Working capital                                              $ 261,930    $ 240,828    $  275,842    $  265,450   $  308,749
Net assets of discontinued operations (2)                            -            -       423,688       403,713      332,945
Total assets                                                   728,982      715,608     1,077,059     1,066,188    1,011,705
Long-term debt and obligations under capital leases            115,659      115,963       242,548       255,803      269,223
Stockholders' equity                                           382,499      359,667       631,925       555,120      488,089

Stores open at end of period                                        84           83            84            79           77
================================================================================================================================

(1) The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") in fiscal 1997. Net income (loss) per share amounts for all periods prior to fiscal 1997 have been restated to conform to the SFAS No. 128 requirements.
(2) On July 26, 1997, the Company transferred all of the net assets of BJ's to BJI and on July 28, 1997, the Company completed the Distribution.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Organization and Presentation

The Company operates within a conventional 52 or 53 week accounting fiscal year which ends on the last Saturday in January. The 52 weeks ended January 30, 1999 is referred to herein as "fiscal 1998". The 53 weeks ended January 31, 1998 and the 52 weeks ended January 25, 1997 are referred to herein as "fiscal 1997" and "fiscal 1996", respectively.

On July 26, 1997, HomeBase, Inc. (the "Company"), formerly known as Waban Inc., transferred all of the net assets of its BJ's Wholesale Club division ("BJ's") to BJ's Wholesale Club, Inc. ("BJI"). On July 28, 1997, the Company distributed to its stockholders, on a pro-rata basis, all of the outstanding common stock of BJI (the "Distribution"). The financial statements for the periods prior to the Distribution have been restated to present BJ's as a discontinued operation. Income from discontinued operations for fiscal 1997 includes transaction costs of $5.0 million (net of tax) incurred in connection with the Distribution. The following discussion pertains to the continuing operations of the Company, unless otherwise noted.

The following table presents the results of operations for the periods indicated as a percentage of net sales.

                                                                      Fiscal Year Ended
----------------------------------------------------------------------------------------------------------
                                                          January 30,      January 31,       January 25,
                                                             1999              1998             1997
----------------------------------------------------------------------------------------------------------

Net sales                                                      100.0%            100.0%           100.0%

Cost of sales, including buying and occupancy
   costs                                                        77.9              78.5             78.3
----------------------------------------------------------------------------------------------------------
Gross profit                                                    22.1              21.5             21.7

Selling, general and administrative expenses                    19.4              19.4             19.1

Store closures and other charges                                  -                1.8               -
----------------------------------------------------------------------------------------------------------
Operating income                                                 2.7               0.3              2.6

Interest on debt and capital leases (net)                        0.2               0.3              0.7
----------------------------------------------------------------------------------------------------------
Income from continuing operations before
   income taxes and extraordinary loss                           2.5                -               1.9

Provision for income taxes                                       0.9                -               0.8
----------------------------------------------------------------------------------------------------------
Income from continuing operations before
   extraordinary loss                                            1.6                -               1.1

Income from discontinued operations, net of
   income taxes                                                   -                1.4              4.2
----------------------------------------------------------------------------------------------------------
Income before extraordinary loss                                 1.6               1.4              5.3

Extraordinary loss on early extinguishment of
   debt, net of income taxes                                      -               (0.6)              -
----------------------------------------------------------------------------------------------------------
Net income                                                       1.6%              0.8%             5.3%
==========================================================================================================

Fiscal Year Ended January 30, 1999 (Fiscal 1998) Compared to Fiscal Year Ended January 31, 1998 (Fiscal 1997)

Net Sales

Fiscal 1998 consisted of 52 weeks compared to 53 weeks in fiscal 1997. Net sales for fiscal 1998 decreased 2.4% to $1,442.3 million from $1,477.4 million in fiscal 1997, down slightly due to the prior year having one more sales week. The sales decrease was also the result of disruption caused by store remodel construction during the first quarter of fiscal 1998 and increased competition in many of the markets in which the Company operates. In addition, the Company had one less store open during most of fiscal 1998 compared to the prior year. Same store sales for the comparable 52 weeks declined 0.5% in fiscal 1998 primarily due to the disruption caused by store remodel construction during the first quarter of fiscal 1998 and increased competition in many of the markets in which the Company operates.

Gross Profit

Gross profit increased to 22.1% of net sales in fiscal 1998 compared to 21.5% in fiscal 1997. The improvement was due to a number of factors, including higher average selling margins caused by a change in the mix of products sold and continuing buying efficiencies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") was 19.4% of net sales in both fiscal 1998 and fiscal 1997.

Higher remodel related expenses of approximately $4 million and pre-tax settlement costs of approximately $1.1 million associated with the termination of the Waban Inc. Retirement Plan were offset by lower preopening costs due to one less store opening in fiscal 1998 than in fiscal 1997 and to favorable cost trends in self-insurance expenses.

Interest on Debt and Capital Leases, Net

Interest on debt and capital leases, net, was $2.8 million in fiscal 1998 compared to $5.1 million in fiscal 1997. Interest on debt and capital leases is presented net of interest and investment income of $4.9 million and $2.6 million in fiscal 1998 and 1997, respectively. Interest income increased due to higher average marketable securities balances in fiscal 1998 as compared to fiscal 1997.

Income Tax Provision (Benefit)

The income tax rate for income from continuing operations was 38.1% in fiscal 1998 compared to 39.5% in fiscal 1997. The decrease in the tax provision rate in fiscal 1998 was primarily attributable to the realization of certain state tax credits.
For fiscal 1999, the Company expects the tax provision rate to be between 39% and 40%.

Income (Loss) From Continuing Operations Before Extraordinary Loss

Income from continuing operations before extraordinary loss for fiscal 1998 was $22.4 million, or $0.54 per share, diluted, compared to a loss of $0.7 million, or $0.02 per share in fiscal 1997. Excluding store closures and other charges, income from continuing operations for fiscal 1997 was $15.6 million, or $0.44 per share, diluted.

Net Income

Net income in fiscal 1998 was $22.4 million, or $0.54 per share, diluted, compared to $11.2 million, or $0.31 per share, diluted, in fiscal 1997. Net income for fiscal 1997 includes $20.6 million in income from discontinued operations for periods prior to the Distribution and an extraordinary loss of $8.7 million, net of tax benefit, recorded in July 1997, associated with the early extinguishment of debt.


Fiscal Year Ended January 31, 1998 (Fiscal 1997) Compared to Fiscal Year Ended January 25, 1997 (Fiscal 1996)

Net Sales

Fiscal 1997 consisted of 53 weeks compared to 52 weeks in fiscal 1996. Net sales for fiscal 1997 increased 1.7% to $1,477.4 million from $1,452.7 million in fiscal 1996. The increase in net sales was primarily attributable to the additional week of sales in fiscal 1997, partially offset by declines in comparable store sales and by store closures. During fiscal 1997 and 1996, two and five stores were opened, respectively, and three and zero stores were closed, respectively.

The decline in comparable store sales of 1.7% in fiscal 1997 was primarily attributable to increased competition in many of the markets in which the Company operates and to extensive remodel construction in the fourth quarter of fiscal 1997.

Gross Profit

Gross profit was 21.5% in fiscal 1997 compared to 21.7% in fiscal 1996. The decrease is primarily due to a combination of slightly lower average selling margins, which were impacted by competitive conditions, and somewhat higher buying and occupancy costs as a percentage of sales, due to comparable store sales declines.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") was 19.4% in fiscal 1997 compared to 19.1% in fiscal 1996. The increase as a percent of net sales is primarily attributable to higher remodel related costs in the fourth quarter of fiscal 1997 of approximately $4 million, partially offset by lower pre-opening expenses due to fewer stores being opened in fiscal 1997 than in fiscal 1996.

Store Closures and Other Charges

In the third quarter of fiscal 1997, the Company recorded store closures and other charges of $27.0 million, consisting of $22.3 million for store closures and other related settlement costs, $1.7 million in asset impairment charges and a $3.0 million increase in the fiscal 1993 restructuring reserve.

Costs included in the reserve for store closures primarily include lease obligations on closed facilities, write-downs of fixed assets and other related settlement costs. The Company increased the fiscal 1993 restructuring reserve by $3.0 million for additional lease obligations due to delays in obtaining subleases at terms acceptable to the Company.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of the individual stores. The Company's quarterly SFAS No. 121 analysis performed in the third quarter of fiscal 1997 indicated that the long-lived assets at two stores were impaired. Accordingly, the Company estimated the fair value of these assets based on their estimated salvage value and recorded an impairment charge of $1.7 million, which is included in store closures and other charges.

Interest on Debt and Capital Leases, Net

Interest on debt and capital leases, net, was $5.1 million in fiscal 1997 compared to $10.5 million in fiscal 1996. Interest on debt and capital leases is presented net of interest and investment income of $2.6 million and $1.8 million in fiscal 1997 and 1996, respectively. Net interest expense in fiscal 1996 excludes capitalized interest of $0.9 million. Interest expense was allocated to discontinued operations based on the ratio of BJ's net assets to the sum of consolidated net assets plus consolidated debt.

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

Income Tax Provision (Benefit)

The income tax rate for income from continuing operations was 39.5% in fiscal 1997 compared to 40.2% in fiscal 1996. The lower effective rate in fiscal 1997 is primarily attributed to a decrease in the effective tax rate in the state of California, where most of the Company's stores are located.

Income (Loss) From Continuing Operations Before Extraordinary Loss

Loss from continuing operations before extraordinary loss for fiscal 1997 was $0.7 million, or $0.02 per share, diluted, compared to income of $16.3 million, or $0.49 per share, diluted, in fiscal 1996. Excluding store closures and other charges, income from continuing operations for fiscal 1996 was $15.6 million, or $0.44 per share, diluted.

Excluding store closures and other charges, income from continuing operations for both fiscal 1997 and fiscal 1996 was 1.1% of net sales. The fiscal 1997 percentage, when compared to fiscal 1996, reflects a slightly lower gross profit percentage, slightly higher SG&A and lower interest expense, as described above.

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

Net Income

Net income was $11.2 million, or $0.31 per share, diluted, in fiscal 1997 compared to $76.7 million, or $2.31 per share, diluted, in fiscal 1996. These amounts include income from discontinued operations for periods prior to the Distribution.

Income from discontinued operations in fiscal 1997, which includes the net income of BJ's for the first six months, reduced by $5.0 million of transaction costs, net of tax, incurred in connection with the Distribution, was $20.6 million, or $0.57 per share, diluted, compared to $60.3 million, or $1.82 per share, diluted, in fiscal 1996.

The results for fiscal 1997 include an extraordinary loss of $8.7 million, net of tax, recorded in July 1997, associated with the early extinguishment of the Company's 9.58% senior notes due May 31, 1998 and of $93.4 million of its 11% senior subordinated notes due May 15, 2004.


Liquidity and Capital Resources

Cash flow from operating activities provides the Company with a significant source of liquidity. Additionally, the Company has raised capital through a debt offering and has a revolving credit facility so as to provide capital for corporate growth and working capital purposes.

On November 17, 1997, the Company completed the private placement of $100 million principal amount 5.25% convertible subordinated notes due November 1, 2004 through a Rule 144A/Regulation S offering, and received approximately $96 million, net of debt issuance costs. The Company subsequently filed a shelf registration statement on Form S-3, which was declared effective on February 10, 1998, registering the resale of the notes and the common stock into which the notes are convertible. The notes are convertible, subject to adjustment in certain events, into approximately 9.8 million shares of the Company's common stock at a conversion price of $10.22 per share at any time after February 15, 1998 and prior to maturity unless earlier redeemed or repurchased. Subsequent to November 1, 2000, the notes are redeemable at the option of the Company, in whole or in part, initially at 103.15% of principal and thereafter at prices declining to 100% on or after November 1, 2003, together with accrued interest. Interest is payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 1998. In the event of a change of control of HomeBase, each holder of the notes has the right to require the Company to repurchase the notes held by the holder, in whole or in part, at a redemption price of 100% of the principal amount of the notes put up for redemption, plus accrued interest accrued through the repurchase date.

In July 1998, the Company increased its revolving credit facility to $105 million from $90 million, and extended the expiration date to July 9, 2001. The credit facility includes a $40 million sub-facility for letters of credit and is collateralized by inventory and accounts receivable. The Company is required to pay an annual facility fee, which is currently 0.3% of the unused commitment. Interest is payable at the Company's option either at (a) the Eurodollar rate, plus a margin, which is currently 1.2%, or (b) the agent bank's prime rate, plus a margin, which is currently zero. The facility fee and borrowing margins are subject to adjustment based on the Company's fixed-charge coverage ratio. The credit facility is subject to certain covenants, which include minimum tangible net worth and fixed-charge coverage requirements, a maximum funded debt-to-capital limitation and a prohibition on the payment of cash dividends.

At January 30, 1999, the Company had no borrowings under its revolving facility, and had $22.7 million in letters of credit outstanding. At April 3, 1999, the Company had $81.8 million available for borrowing under the revolving facility.

In connection with previously announced growth initiatives, the Company has six stores with scheduled openings during fiscal 1999, with one store having opened in March 1999. Further expansion plans include the opening of approximately eight stores before the end of fiscal 2000. It is anticipated that the majority of the new stores will be leased. The Company expects that it will cost between approximately $4.0 and $5.0 million to open each of these stores, exclusive of property acquisition and development costs. The Company estimates that total capital expenditures, including store openings, will total between $40 million to $45 million.

Additionally, during fiscal 1999 the Company expects to fund an incremental investment of approximately $13 million in payroll and advertising costs and increase total inventory per store by approximately 10%. This spending is part of a strategic plan designed to enhance customer service, increase customer traffic and improve same store sales.

At January 30, 1999, the Company had $63.5 million in cash, cash equivalents and marketable securities. The Company believes that its current resources, cash flows from operations and amounts available under its revolving credit facility will be sufficient to support its planned store expansion and related strategic initiatives and to finance operations through January 29, 2000.

Restructuring Reserves

As of January 31, 1998, $12.7 million of the Company's fiscal 1993 restructuring charge remained accrued on the Company's consolidated balance sheet. During fiscal 1998, the Company incurred cash expenditures of $6.8 million, primarily for lease obligations on closed facilities and lease termination costs. As of January 30, 1999, $5.9 million remained accrued on the Company's consolidated balance sheet, consisting primarily of lease obligations on closed facilities, which extend through 2007.

Recent Accounting Standards

In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company currently does not have any derivative financial instruments and does not currently employ any hedging activities.

Risk Factors

If our new operating and sales strategy does not attract enough new customers, our operating results could be harmed.

On February 2, 1999 we announced a new operating and sales strategy program designed to increase the number of sales people in each store to enhance service, which we believe will increase customer traffic and improve same store sales. If same store sales do not increase, the higher costs associated with the program could harm our operating results. The program involves an incremental investment during fiscal 1999 of approximately $13 million in payroll and advertising costs. In addition, we will increase inventory per store by approximately 10% as a means of further enhancing customer service.

If our accelerated growth strategy does not attract more customers to our stores, our operating results could be harmed.

We have been implementing a strategy of improving the appearance and design of our stores to strengthen our market position in the western United States and improve our profitability. Under the accelerated growth strategy, we intend to increase the pace of new store openings. We opened two new stores in fiscal 1997 and one new store in fiscal 1998. We expect to open six stores in fiscal 1999 and approximately eight stores in fiscal 2000. If the new stores do not achieve substantial net sales our operating results and financial condition could be harmed. We estimate that we will incur costs between approximately $4.0 and $5.0 million to open each of these new stores, excluding land acquisition and building development costs. As we grow, we will need to continually analyze the sufficiency of our warehouse and distribution space and may require additional facilities to support the growth. Our new stores may not achieve sales, gross profit or operating income comparable to existing stores. Although management carefully selects new store locations, the opening of additional HomeBase stores in existing markets may reduce sales at existing HomeBase locations.

We may not be able to open new stores on a timely and profitable basis under our accelerated growth strategy.

We may not be able to open new stores on a timely and profitable basis if we are not able to:

- find suitable new store  locations of sufficient size and at acceptable prices
- acquire the necessary governmental and regulatory permits and approvals, including zoning and development permits
- construct the stores at budgeted cost and in a timely manner
- hire and train sufficient numbers of qualified store managers and staff for new stores
- integrate these new stores in our operations.

Some of these success factors are beyond our control.

We may have difficulty employing enough additional trained personnel and/or improving our management information systems under our accelerated growth strategy.

The accelerated growth strategy will require us to employ more personnel, particularly store managers and sales associates, who possess the training and experience necessary to meet our customer service standards. We may find it difficult to attract, develop and retain the personnel necessary to pursue our accelerated growth strategy successfully. We also will need to continually evaluate the adequacy of our management information systems, including inventory control and distribution systems. In the future we may need to upgrade or reconfigure our management information systems to support our planned expansion. If we are not able to attract and retain the necessary personnel or to expand and enhance our management information systems, our operating results and financial condition could be harmed.

More competition could harm our operating results.

The home improvement, hardware and garden businesses are highly competitive. We compete with a large number and variety of wholesalers and retailers, including several large national chains in the home improvement warehouse merchandising business, some of which have significantly greater financial and marketing resources than we do. The Home Depot, Inc., Lowe's Companies, Inc., Eagle Hardware & Garden, Inc. and Builder's Square (a division of Hechinger Company) are our major competitors that use the warehouse store format.

Competition is most intense in the areas of price, product selection, location, service and name recognition. Competitive factors could require price reductions or cause an increase in operating costs, including increases in expenditures for marketing and customer service, that would harm our operating results.

Some of the markets in which we now operate or in which we might operate in the future may already be at or near the saturation point in terms of home improvement stores. Some of our major competitors appear to have a strategy of clustering stores within or saturating markets in which they operate, or of placing their warehouse stores so close to our stores as to directly challenge our competitive position in such markets. These strategies of our major competitors could harm our current operations and endanger the profitability of our accelerated growth strategy. Almost all of our stores have at least one home improvement warehouse retailer within their trading area, at an average distance of approximately three miles. Some of our major competitors either have expansion plans in place or may seek to imitate our strategy. We expect that our major competitors will open additional stores in our current market areas, which could harm our competitive position.

We will be harmed unless comparable store sales stop declining.

A significant measure of our performance is the change in same store sales, which calculates the change from year to year in the sales of each of our stores, and then averages the results. Our same store sales have declined in recent years. A variety of factors affects our same store sales, including, among others:

- the timing and concentration of new store openings
- actions of competitors, including the opening of additional stores in our markets
- the retail sales environment
- general economic
- conditions weather
- conditions our ability to execute our business strategy effectively.

If these and other factors result in further declines or fluctuations in same store sales, our operating results and financial condition could be harmed.

Our relatively short history as a separate company could harm our ability to access credit facilities and the capital market.

Our business was operated as a division of a much larger company until July 1997, so we do not have a significant operating history as a separate, stand-alone company. Before July 1997, the two divisions, BJ's and HomeBase, each had access to the cash flow generated by the other and to the combined credit of the enterprise, which was based on the combined assets and operating results of the BJ's and HomeBase divisions. If our financial performance as a separate, stand-alone company is not good, it could harm our ability to access credit facilities and capital markets in the future. To the extent we experience reduced access to capital or higher capital costs, we may have difficulty financing our accelerated growth strategy or our new operating and sales strategy, which could harm our operating results and financial condition.

Reliance on the western U.S. market could harm our operating results.

Our home improvement stores are located in the western United States, with more than half of them in California. We have been harmed in the past by economic downturns experienced in our geographic markets, and future economic downturns in the western U.S. could again harm us.

The extent of our real estate holdings subjects us to substantial environmental risks and regulations.

We are subject to a variety of federal, state and local governmental laws and regulations relating to the use, storage, discharge, emission and disposal of hazardous materials. We have engaged and may continue to engage in real estate development projects and we own 18 parcels of real estate on which our stores are located. If we do not comply with environmental laws, it could result in the imposition of severe penalties or restrictions on operations by governmental agencies or courts of law, which could harm our operating results or financial condition. We do not have environmental liability insurance to cover these events. We do not know of any significant environmental hazard on properties we own or have owned, or operate or have operated. However, if significant environmental hazards occur or are discovered, we could be subject to severe penalties, including the costs of remediation, which could harm our operating results or financial condition.

Failure to qualify as tax free spin-off could harm us and our stockholders.

Prior to the spin-off of the BJ's division in July 1997, we received a letter ruling from the IRS to the effect that, for federal income tax purposes, the spin-off and related asset transfers would be tax-free to us and to the holders of our common stock at the time of the spin-off. The IRS letter ruling is based on and subject to assumptions, facts, representations and advice provided to the IRS by us, BJI, which is the corporation to which the assets of the BJ's division were transferred, holders of 5% or more of our common stock and our financial advisor at the time of the spin-off. Although we are not aware of any facts or circumstances that would make those assumptions, facts, representations and advice unobtainable or untrue, future events not within the control of HomeBase and BJI, including, for example, an IRS challenge to the spin-off in the event that BJI or HomeBase is acquired before July 28, 1999, could cause the spin-off not to qualify for tax-free treatment, resulting in adverse consequences to us and our stockholders.

Potential conflicts of interest; management overlap.

Our interests and those of BJI may conflict due to the ongoing relationships between the companies. Sources of conflict include our continuing liability for some of BJI's contractual obligations, including BJI leases, and the other arrangements between the parties regarding lease liabilities. In addition, Herbert J. Zarkin currently holds the executive offices of chairman of our board of directors and chairman of BJI's board of directors; Lorne R. Waxlax is a director of both HomeBase and BJI; and Edward J. Weisberger serves as an officer and director of both HomeBase and BJI. We have implemented procedures to limit the involvement of Messrs. Zarkin, Waxlax and Weisberger in conflict situations, including requiring them to abstain from voting as directors of HomeBase on some matters.

Continuing obligations of HomeBase for lease liabilities after the spin-off.

Under the terms of the spin-off, BJI assumed all liabilities to third-party lessors for leases entered into by HomeBase before the spin-off for use by the former BJ's division. While we will continue to be liable, by law, with respect to those lease liabilities, BJI has agreed to indemnify us for those liabilities. However, if BJI is not able to make payments under the indemnity, we would be harmed.

We may be harmed if holders of our notes require us to repurchase some or all of the notes upon a change of control and we do not have sufficient funds to complete the repurchase.

We have issued $100 million principal amount of 5.25% senior subordinated convertible notes. In the event of a change of control of HomeBase, each holder of our notes has the right to require us to repurchase the notes held by the holder, in whole or in part, at a redemption price of 100% of the principal amount of the notes put up for redemption, plus interest accrued through the repurchase date. If a change of control were to occur, we might not have the financial resources or be able to arrange financing on acceptable terms to pay the repurchase price for all the notes as to which the repurchase option is exercised. Any repurchase in connection with a change of control could, depending on the circumstances and absent a waiver from the holders of our senior debt, be blocked due to the subordination provisions of the notes. If we do not repurchase the notes when required, an event of default with respect to the notes and with respect to senior debt may occur, whether or not the repurchase is permitted by the subordination provisions. Such an event of default, and its consequences, could harm our operating results or financial condition.

Our failure to be Year 2000 compliant or such a failure by our key suppliers or customers could disrupt our operations and harm our operating results or financial condition.

We have conducted a review of our computer systems and have identified the systems that could be affected by the Year 2000 issue. The Year 2000 issue relates to the inability of information systems to recognize and process date-sensitive information beyond December 31, 1999. In addition, many systems and equipment that are not typically thought of as "computer-related" contain imbedded hardware and software that may be date-sensitive and can be impacted by the Year 2000 issue. If our computer systems cannot recognize a date using "00" as the Year 2000, it could result in miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoice payments or engage in other normal business activities.

Early in fiscal 1996, we commenced a program to address the Year 2000 issue and to pursue compliance with vendors. The scope of the project includes: ensuring the compliance of all applications, operating systems and hardware on mainframe, personal computer and local area network platforms; addressing issues related to systems and equipment that do not contain embedded hardware and software; and addressing the compliance of third party vendors.

We estimate the total cost of this compliance program to be less than $2.0 million, including internal staff costs and the cost to write off any unamortized existing hardware and software that may need to be replaced. We have incurred approximately $0.8 million through fiscal 1998, with a remaining $1.2 million in projected expenditures in fiscal 1999.

We believe that more than 90% of our mainframe applications, including all financial and accounting systems, are now Year 2000 compliant. We expect that the remaining mainframe systems will be Year 2000 compliant by the second quarter of fiscal 1999. All other equipment and systems, including personal computers, local area networks, and other peripherals are expected to be Year 2000 compliant by the third quarter of fiscal 1999.

Although we anticipate that our systems and applications will be Year 2000 compliant on a timely basis, there can be no assurance that the systems of other companies with which we do business will be Year 2000 compliant on a timely basis. In March 1998, we established a Year 2000 committee, which includes members from various business units within HomeBase. The committee members identified the major third party vendors from their respective business units. We sent Year 2000 compliance questionnaires and, as of March 31, 1999, we have received responses from approximately 75% of the vendors polled. We are reviewing their responses and assessing the need to develop contingency plans for those vendors who may not be Year 2000 compliant. The risks involved with not solving the Year 2000 issue include, but are not limited to, the following: loss of local or regional electric power, loss of telecommunication services, delays or cancellations of shipping or transportation, the inability to process credit card transactions and bank errors.

The discussion of our efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements. Our ability to achieve Year 2000 compliance could be affected by, among other things, the availability of programming and testing resources, failure to identify all susceptible systems, non-compliance by third parties, and other similar uncertainties. These and other unforeseen factors could harm our financial position, liquidity and results of operations.


--------------------------------------------------------------------------------
  Forward-Looking Information
--------------------------------------------------------------------------------
This report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, the words "believe," "estimate," "expect," "anticipate," "plans," and similar expressions are intended to identify forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expected. Although the Company believes that comments reflected in such forward-looking statements are reasonable, they are based on information existing at the time made. Important factors that could cause actual results to differ materially from expectations include, but are not limited to, the successful implementation of the Company's accelerated growth strategy, general economic conditions prevailing in the Company's markets, competition and other factors.
--------------------------------------------------------------------------------


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company has not entered into any transactions using derivative financial instruments.

The Company's major market risk exposure is the potential loss arising from changing interest rates and its impact on short-term investments. At January 30, 1999, marketable securities consisted of $27.9 million in state and corporate bonds, classified as available-for-sale. Currently, the Company only has investments in fixed rate bonds. If interest rates were to increase and the fair value of the bonds were to decrease, the Company has the ability to hold the bonds until maturity.

Item 8. Financial Statements and Supplementary Data



                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES




Report of Independent Accountants.............................................24

Report on Management's Responsibility.........................................24

Consolidated Statements of Income for the fiscal years ended
January 30, 1999, January 31, 1998 and January 25, 1997.......................25

Consolidated Balance Sheets as of January 30, 1999 and January 31, 1998.......26

Consolidated Statements of Cash Flows for the fiscal years ended
January 30, 1999, January 31, 1998 and January 25, 1997.......................27

Consolidated Statements of Stockholders' Equity for the fiscal years ended January 30, 1999, January 31, 1998 and January 25, 1997.................28

Notes to Consolidated Financial Statements....................................29

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of HomeBase, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of HomeBase, Inc. and subsidiaries at January 30, 1999 and January 31, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Los Angeles, California
March 2, 1999


                     REPORT ON MANAGEMENT'S RESPONSIBILITY

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

The    consolidated     financial    statements    have    been    audited    by
PricewaterhouseCoopers LLP, whose opinion as to their fair presentation in accordance with generally accepted accounting principles appears above.



Allan P. Sherman                                  William B. Langsdorf
President and                                     Executive Vice President and
Chief Executive Officer                           Chief Financial Officer

                                                           HOMEBASE, INC.
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                              (In thousands, except per share amounts)

                                                                               Fiscal Year Ended
---------------------------------------------------------------------------------------------------------------------
                                                                 January 30,        January 31,          January 25,
                                                                     1999              1998                1997
---------------------------------------------------------------------------------------------------------------------
                                                                                    (53 Weeks)

  Net sales                                                    $   1,442,341      $   1,477,442       $   1,452,696

  Cost of sales, including buying and
    occupancy costs                                                1,124,250          1,159,253           1,136,997
---------------------------------------------------------------------------------------------------------------------
  Gross profit                                                       318,091            318,189             315,699

  Selling, general and administrative
    expenses                                                         279,151            287,181             277,841
  Store closures and other charges                                         -             27,000                   -
---------------------------------------------------------------------------------------------------------------------
  Operating income                                                    38,940              4,008              37,858

  Interest on debt and capital leases, net                             2,817              5,136              10,506
---------------------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations before income
  taxes and extraordinary loss                                        36,123             (1,128)             27,352

  Provision (benefit) for income taxes                                13,760               (445)             11,005
---------------------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations before
    extraordinary loss                                                22,363               (683)             16,347

  Income from discontinued operations, net of
    income taxes of $0, $16,496, and $38,661                               -             20,575              60,313
---------------------------------------------------------------------------------------------------------------------
  Income before extraordinary loss                                    22,363             19,892              76,660

  Extraordinary loss on early extinguishment
    of debt, net of income tax benefit of $5,896                           -             (8,663)                  -
---------------------------------------------------------------------------------------------------------------------

  Net income                                                   $      22,363      $      11,229       $      76,660
=====================================================================================================================


  Basic net income per share:
    Income (loss) from continuing operations before
      extraordinary loss                                       $        0.59      $       (0.02)      $        0.50
    Income from discontinued operations                                    -               0.57                1.83
    Extraordinary loss                                                     -              (0.24)                  -
---------------------------------------------------------------------------------------------------------------------

    Net income                                                 $        0.59      $        0.31       $        2.33
=====================================================================================================================

  Diluted net income per share:
    Income (loss) from continuing operations before
      extraordinary loss                                       $        0.54      $       (0.02)      $        0.49
    Income from discontinued operations                                    -               0.57                1.82
    Extraordinary loss                                                     -              (0.24)                  -
---------------------------------------------------------------------------------------------------------------------

    Net income                                                 $        0.54      $        0.31       $        2.31
=====================================================================================================================



  Shares used in computation of net income per share:

  Basic                                                               37,845             35,770              32,839
  Diluted                                                             48,013             35,770              33,205

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                           HOMEBASE, INC.
                                                    CONSOLIDATED BALANCE SHEETS
                                                (In thousands, except share amounts)


--------------------------------------------------------------------------------------------------------------------
                                                                                     January 30,       January 31,
                                                                                         1999             1998
--------------------------------------------------------------------------------------------------------------------
 ASSETS
   Current assets:
     Cash and cash equivalents                                                    $      35,578       $     44,603
     Marketable securities                                                               27,939              5,515
     Accounts receivable (net of allowance for doubtful accounts
      of $220 and $293)                                                                  20,759             27,781
     Merchandise inventories                                                            339,650            314,188
     Current deferred income taxes                                                        9,803             11,973
     Prepaid expenses and other current assets                                           17,044              9,857
     Prepaid federal and state income taxes                                                   -             10,265
--------------------------------------------------------------------------------------------------------------------
   Total current assets                                                                 450,773            424,182

   Property, net                                                                        256,835            258,697
   Property under capital leases, net                                                     5,198              5,637
   Deferred income taxes                                                                 10,205             13,965
   Other assets                                                                           5,971             13,127
--------------------------------------------------------------------------------------------------------------------

   Total assets                                                                   $     728,982       $    715,608
====================================================================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                                                             $     103,248       $     96,122
     Restructuring reserve                                                                2,066              6,151
     Accrued expenses and other current liabilities                                      75,838             80,783
     Accrued income taxes                                                                   691                  -
     Current installments of long-term debt                                               6,716                 72
     Obligations under capital leases due within one year                                   284                226
--------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                            188,843            183,354

   Long-term debt                                                                       100,293            107,015
   Obligations under capital leases, less portion due within one year                     8,366              8,650
   Noncurrent restructuring reserve                                                       3,862              6,537
   Other noncurrent liabilities                                                          45,119             50,385

   Commitments and contingencies

 STOCKHOLDERS' EQUITY
   Common stock, par value $.01 per share, authorized 190,000,000 shares,
     issued and outstanding 37,879,044 and 37,707,372 shares                                379                377
   Additional paid-in capital                                                           374,705            375,026
   Unearned compensation                                                                   (798)            (1,570)
   Unrealized holding gains                                                                  22                  6
   Retained earnings (deficit)                                                            8,191            (14,172)
--------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                           382,499            359,667
--------------------------------------------------------------------------------------------------------------------

   Total liabilities and stockholders' equity                                     $     728,982       $    715,608
====================================================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                           HOMEBASE, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In thousands)
                                                                             Fiscal Year Ended
------------------------------------------------------------------------------------------------------------------
                                                              January 30,       January 31,       January 25,
                                                                 1999              1998              1997
------------------------------------------------------------------------------------------------------------------
                                                                                 (53 Weeks)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $    22,363       $     11,229       $    76,660
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Net income from discontinued operations                         -            (20,575)          (60,313)
       Depreciation and amortization                              27,210             25,409            23,620
       Extraordinary loss                                              -              8,663                 -
       Loss on property disposals                                     14                620             1,037
       Amortization of premium (discount) on marketable
         securities                                                 (367)                 -               122
       Other noncash items (net)                                     676              1,755               375
       Deferred income taxes                                       5,930             (4,762)            7,384

     Increase (decrease) in cash due to changes in:
       Accounts receivable                                         4,638               (136)            3,018
       Merchandise inventories                                   (25,462)             2,350           (17,740)
       Prepaid expenses and other current assets                    (604)            (4,882)             (952)
       Other assets                                               (1,136)               (74)             (488)
       Accounts payable                                            7,126             11,219           (21,945)
       Restructuring reserve                                      (6,564)            (1,135)          (14,591)
       Accrued expenses and other current liabilities              8,084               (345)           (6,988)
       Accrued income taxes                                       11,422              6,601            (5,315)
       Other noncurrent liabilities                               (5,266)            15,297            (1,572)
------------------------------------------------------------------------------------------------------------------

     Net cash provided by (used in) operating activities of:
       Continuing operations                                      48,064             51,234           (17,688)
       Discontinued operations                                         -              1,559           111,851
------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                    48,064             52,793            94,163

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable securities                           (71,088)           (13,203)          (29,903)
     Sale of marketable securities                                11,589                  -            46,957
     Maturity of marketable securities                            38,553                365             3,140
     Property additions                                          (36,548)           (26,431)          (48,393)
     Property disposals                                              303                489             4,438
------------------------------------------------------------------------------------------------------------------

     Net cash used in investing activities of:
       Continuing operations                                     (57,191)           (38,780)          (23,761)
       Discontinued operations                                         -            (23,269)          (71,282)
------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                       (57,191)           (62,049)          (95,043)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings of  long-term debt                                     -            100,000                 -
     Repayment of long-term debt                                     (78)          (130,746)          (12,828)
     Debt issuance costs                                            (226)            (4,861)                -
     Repayment of capital lease obligations                         (254)              (180)             (395)
     Purchase of treasury stock                                        -                  -           (11,392)
     Proceeds from sale and issuance of common stock                 660              5,815             9,016
     Cash paid to BJ's Wholesale Club, Inc. in spin-off                -             (5,000)                -
------------------------------------------------------------------------------------------------------------------

     Net cash provided by (used in) financing activities of:
       Continuing operations                                         102            (34,972)          (15,599)
       Discontinued operations                                         -             71,935              (231)
------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities             102             36,963           (15,830)

     Net increase (decrease) in cash and cash equivalents         (9,025)            27,707           (16,710)
     Cash and cash equivalents at beginning of year               44,603             16,896            33,606
------------------------------------------------------------------------------------------------------------------

     Cash and cash equivalents at end of year                $    35,578       $     44,603       $    16,896
==================================================================================================================

Supplemental cash flow information:
   Interest paid (including discontinued operations)         $     1,570        $     9,480       $    21,229
   Income taxes paid (refunded) (including discontinued           (4,485)            35,713            45,937
     operations)

 Noncash financing and investing activities:
   Conversion of long-term debt to stock (net)               $         -        $   107,061       $        24
   Tax benefit of employee stock options                             466              2,202             2,122
------------------------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                           HOMEBASE, INC.
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                           (In thousands)

------------------------------------------------------------------------------------------------------------------------------------

                                                                          Unrealized
                                   Common Stock     Additional              Holding    Retained   Treasury Stock      Total
                                -----------------   Paid-In     Unearned     Gains     Earnings   ---------------- Stockholders'
                                 Shares   Amount    Capital   Compensation  (Losses)   (Deficit)  Shares   Amount     Equity
--------------------------------------------------------------------------------------------------------------------------------

Balance, January 27, 1996        33,297    $  333   $329,868     $ (1,249)   $  22   $235,213       (568) $(9,067)  $  555,120
   Net income                         -         -          -            -        -     76,660          -        -       76,660
   Unrealized holding losses          -         -          -            -      (22)         -          -        -          (22)
   Purchase of treasury stock         -         -          -            -        -          -       (570) (11,392)     (11,392)
   Exercise of stock options          -         -       (715)           -        -          -        567    9,731        9,016
   Income tax benefit of stock
     options                          -         -      2,122            -        -          -          -        -        2,122
   Restricted stock grants            -         -        248         (940)       -          -         41      704           12
   Amortization of restricted
     stock grants                     -         -          -          397        -          -          -        -          397
   Cancellation of restricted
     stock                          (27)        -       (582)         570        -          -          -        -          (12)
   Conversion of 6.5% debentures      -         -          -            -        -          -          1       24           24
--------------------------------------------------------------------------------------------------------------------------------
Balance, January 25, 1997        33,270       333    330,941       (1,222)       -    311,873       (529) (10,000)     631,925
   Net income                         -         -          -            -        -     11,229          -        -       11,229
   Unrealized holding gains           -         -          -            -        6          -          -        -            6
   Exercise of stock options        158         2      1,780            -        -          -        213    4,031        5,813
   Income tax benefit of stock
     options                          -         -      2,202            -        -          -          -        -        2,202
   Restricted stock grants          263         3      1,959       (1,962)       -          -          -        -            -
   Amortization of restricted
     stock grants                     -         -          -          469        -          -          -        -          469
   Cancellation of restricted
     stock                          (46)       (1)    (1,144)       1,145        -          -          -        -            -
   Conversion of 6.5% debentures  4,062        40    101,052            -        -          -        316    5,969      107,061
   Equity transfer in spin-off
     of BJ's Wholesale Club, Inc.     -         -    (61,764)           -        -   (337,274)         -        -     (399,038)
--------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1998        37,707       377    375,026      ( 1,570)       6    (14,172)         -        -      359,667
   Net income                         -         -          -            -        -     22,363          -        -       22,363
   Unrealized holding gains           -         -          -            -       16          -          -        -           16
   Exercise of stock options        184         2        657            -        -          -          -        -          659
   Income tax benefit of stock
     options                          -         -        466            -        -          -          -        -          466
   Amortization of restricted
     stock grants                     -         -          -          699        -          -          -        -          699
   Cancellation of restricted
     stock                          (12)        -        (95)          73        -          -          -        -          (22)
   Equity transfer adjustment
     related to spin-off of BJ's
     Wholesale Club, Inc.             -         -     (1,349)           -        -          -          -        -       (1,349)
--------------------------------------------------------------------------------------------------------------------------------

Balance, January 30, 1999        37,879   $   379   $374,705    $    (798)   $  22   $  8,191          -   $    -   $  382,499
================================================================================================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 HOMEBASE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization

HomeBase, Inc.(R) ("the Company" or "HomeBase") is the second largest operator of home improvement warehouse stores in the western United States. At January 30, 1999, the Company operated 84 stores in 10 states. The Company's stores average approximately 103,000 square feet of indoor space and include up to 30,000 square feet of additional exterior full-service garden and landscaping centers. The Company offers a broad assortment of brand-name home improvement and building supply products at competitive prices to both Do-It-Yourself ("DIY") and professional customers. In certain categories, the Company supplements its brand-name offerings with high quality private label products.

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

Note 2 - Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company include the financial statements of the Company's subsidiaries, all of which are wholly owned.

Fiscal Year

The Company operates within a conventional 52 or 53 week accounting fiscal year that ends on the last Saturday in January. The 52 weeks ended January 30, 1999 is referred to herein as "fiscal 1998". The 53 weeks ended January 31, 1998 and the 52 weeks ended January 25, 1997 are referred to herein as "fiscal 1997" and "fiscal 1996", respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (e.g., co-operative advertising and rebate reserves, self-insurance reserves, and inventory reserves) and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Investments with maturities exceeding three months are classified as marketable securities.

                                 HOMEBASE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Merchandise Inventories

Inventories are stated at the lower of cost, determined under the weighted average cost method, or market. The Company recognizes the write-down of slow-moving or obsolete inventory in cost of sales when such write-downs are probable and estimatable.

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

--------------------------------------------------------------------------------------------------------------
  Buildings                                                              33 years
  Property under capital leases and leasehold improvements               Shorter of lease term or useful life
  Furniture, fixtures, and equipment                                     3-10 years
--------------------------------------------------------------------------------------------------------------

Preopening Costs

Preopening costs consist of direct incremental costs of opening a facility and are charged to operations as incurred.

Interest on Debt and Capital Leases

Interest on debt and capital leases in the consolidated statements of income is presented net of interest and investment income of $4.9 million, $2.6 million, and $1.8 million in fiscal 1998, 1997, and 1996, respectively.

Capitalized Interest

The Company capitalizes interest related to the development of owned facilities. No interest was capitalized in fiscal 1998 and fiscal 1997. Interest in the amount of $1.6 million was capitalized in fiscal 1996.

Long-Lived Assets

In fiscal 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". In accordance with SFAS No. 121, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate

                                 HOMEBASE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of the individual stores and consolidated undiscounted net cash flows for long-lived assets not identifiable to individual stores. Impairment losses are calculated based on the estimated salvage value of the impaired assets.

Advertising Costs

Advertising costs are expensed as incurred. Net advertising expense was $20.7 million, $19.5 million and $18.9 million for fiscal years 1998, 1997 and 1996, respectively.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS No. 109 generally considers all expected future events other than proposed changes in the tax law or rates.

Discontinued Operations

Net sales from discontinued operations were $1,464.4 million and $2,922.8 million for fiscal 1997 and fiscal 1996, respectively. Interest expense was allocated to discontinued operations based on the ratio of BJ's net assets to the sum of consolidated net assets plus consolidated debt. In the first quarter of fiscal 1998, the Company recorded an additional equity transfer to BJI of approximately $1.3 million, related to a net asset adjustment of BJ's as of the time of the Distribution.

Stock-Based Compensation

During fiscal 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages the use of a fair-value-based method of accounting for stock-based awards under which the fair value of stock options is determined on the date of grant and expensed over the vesting period. Under SFAS No. 123, companies may, however, measure compensation costs for those plans using the method prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Companies that apply APB Opinion No. 25 are required to include pro forma disclosures of net earnings and earnings per share as if the fair-value-based method of accounting had been applied. The Company elected to account for such plans under the provisions of APB Opinion No. 25.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

New Accounting Standards

Effective January 30, 1999, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits". The provisions of SFAS No. 132 revises employers' disclosures about pension and other post-retirement benefit plans. SFAS No. 132 does not change the measurement or recognition of these plans, and standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable.

                                 HOMEBASE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company currently does not have any derivative financial instruments and does not currently employ any hedging activities.

Note 3 - Supplemental Balance Sheet Information

Property and Equipment

Property and equipment consists of the following components:

-----------------------------------------------------------------------------------------------------------
                                                                          January 30,      January 31,
(In thousands)                                                               1999              1998
-----------------------------------------------------------------------------------------------------------

Land and buildings                                                        $   157,760      $   157,488
Leasehold improvements                                                         69,577           62,310
Furniture, fixtures and equipment                                             148,674          144,662
-----------------------------------------------------------------------------------------------------------
                                                                              376,011          364,460
Accumulated depreciation                                                     (119,176)        (105,763)
-----------------------------------------------------------------------------------------------------------

Property and equipment, net                                               $   256,835      $   258,697
===========================================================================================================


Property under Capital Leases

Property under capital leases consists of the following components:

-----------------------------------------------------------------------------------------------------------
                                                                          January 30,      January 31,
(In thousands)                                                               1999              1998
-----------------------------------------------------------------------------------------------------------

Property under capital leases                                             $     9,696      $     9,696
Accumulated depreciation                                                       (4,498)          (4,059)
-----------------------------------------------------------------------------------------------------------

Property under capital leases, net                                        $     5,198      $     5,637
===========================================================================================================


Accrued Expenses and Other Current Liabilities

The following are the major components of accrued expenses and other current liabilities:

-----------------------------------------------------------------------------------------------------------
                                                                          January 30,      January 31,
(In thousands)                                                               1999              1998
-----------------------------------------------------------------------------------------------------------

Self-insurance reserves                                                   $    18,370      $    16,972
Employee compensation                                                          21,427           16,655
Sales and use taxes                                                            12,724            7,241
Rent, utilities, advertising and other                                         23,317           39,915
-----------------------------------------------------------------------------------------------------------

Total  accrued expenses and other current liabilities                     $    75,838      $    80,783
===========================================================================================================

                                 HOMEBASE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 4 - Net Income Per Share

The Company adopted SFAS No. 128, "Earnings per Share" in fiscal 1997. SFAS No. 128 replaced the calculation of primary and fully diluted net income per share with basic and diluted net income per share. Unlike primary net income per share, basic net income per share excludes any dilutive effects of stock options and convertible securities. Diluted net income per share is similar to the previously reported fully diluted net income per share. Net income per share amounts for fiscal 1996 have been restated to conform to the SFAS No. 128 requirements.

The following table sets forth the computation of net income per share:

                                                                        Fiscal Year Ended
------------------------------------------------------ ----------------------------------------------------
                                                         January 30,       January 31,      January 25,
(In thousands)                                               1999             1998              1997
------------------------------------------------------ ----------------- ---------------- -----------------
Numerator:

   Income (loss) from continuing operations
     before extraordinary loss                          $    22,363       $      (683)     $    16,347
  Income from discontinued operations (net
    of income taxes)                                              -            20,575           60,313
   Extraordinary loss (net of income taxes)                       -            (8,663)               -
------------------------------------------------------ ----------------- ---------------- -----------------
   Numerator for basic net income per share             $    22,363       $    11,229      $    76,660

Effect of dilutive securities:
   5.25% convertible subordinated notes (1)                   3,574                 -                -
------------------------------------------------------ ----------------- ---------------- -----------------

   Numerator for diluted net income per share           $    25,937       $    11,229      $    76,660
====================================================== ================= ================ =================


                                                                        Fiscal Year Ended
------------------------------------------------------ ----------------- ---------------- -----------------
                                                         January 30,       January 31,      January 25,
(In thousands)                                               1999             1998              1997
------------------------------------------------------ ----------------- ---------------- -----------------
Denominator:
   Denominator for basic net income per share-
     weighted average shares                                 37,845            35,770           32,839

Effect of dilutive securities:
   Employee stock options (2)                                   381                 -              366
   Assumed conversion of 5.25%
     convertible subordinated notes (1)                       9,787                 -                -
------------------------------------------------------ ----------------- ---------------- -----------------

   Denominator for diluted net income per share              48,013            35,770           33,205
====================================================== ================= ================ =================


(1) In fiscal 1997, the effect of the conversion of the convertible securities has been excluded from the computation of diluted net income per share because it was antidilutive.
(2) In fiscal 1997, the effect of stock options was antidilutive because the Company reported a net loss from continuing operations. These shares have been excluded from the computation of diluted net income per share.

                                 HOMEBASE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 5 - Debt

At January 30, 1999 and January 31, 1998, long-term debt consisted of the following components:

-----------------------------------------------------------------------------------------------------------
                                                                          January 30,      January 31,
(In thousands)                                                               1999              1998
-----------------------------------------------------------------------------------------------------------

Real estate debt, interest at 9.25%, maturing through March 1,
   2003 (repaid February 26, 1999)                                        $       372      $       450
Senior subordinated notes, interest at 11%,
   maturing May 15, 2004 (1)                                                    6,637            6,637
Convertible subordinated notes, interest at 5.25%,
   maturing November 1, 2004                                                  100,000          100,000
-----------------------------------------------------------------------------------------------------------
                                                                              107,009          107,087
Less current installments                                                      (6,716)             (72)
-----------------------------------------------------------------------------------------------------------

Total long-term debt                                                      $   100,293      $   107,015
===========================================================================================================

The following are the aggregate maturities of long-term debt outstanding at January 30, 1999:

-----------------------------------------------------------------------------------------------------------
                                                  Real          Senior      Convertible
                                                 Estate      Subordinated   Subordinated
(In thousands)                                    Debt         Debt (1)         Debt           Total
-----------------------------------------------------------------------------------------------------------

Fiscal years ending January:
         2000                                    $   79        $    6,637    $         -   $       6,716
         2001                                        87                 -              -              87
         2002                                        95                 -              -              95
         2003                                       105                 -              -             105
         2004                                         6                 -        100,000         100,006
-----------------------------------------------------------------------------------------------------------

         Total                                   $  372        $    6,637    $   100,000   $     107,009
===========================================================================================================

(1) The Company intends to call and repay the $6.6 million, 11% senior subordinated notes on May 15, 1999. In July 1997, the Company purchased U.S. Treasury securities and deposited them in escrow with the trustee of the notes, to be used to retire the debt and pay interest through May 1999.

As of January 30, 1999, long-term real estate debt was collateralized by land and buildings with a net book value of approximately $8.3 million.

On November 17, 1997, the Company completed the private placement of $100 million, 5.25% convertible subordinated notes due November 1, 2004 through a Rule 144A/Regulation S offering, and received approximately $96 million, net of debt issuance costs. The Company subsequently filed a registration statement on Form S-3, which was declared effective on February 10, 1998, registering the notes and the common stock into which the notes are convertible. The notes are convertible, subject to adjustment in certain events, into approximately 9.8 million shares of the Company's common stock at a conversion price of $10.22 per share at any time after February 15, 1998 and prior to maturity unless earlier redeemed or repurchased. Subsequent to November 1, 2000, the notes are redeemable at the option of the Company, in whole or in part, initially at 103.15% of principal and thereafter at prices declining to 100% on or after November 1, 2003, together with accrued interest. Interest is payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 1998. In the event of a change of control of HomeBase, each holder of the notes has the right to require the Company to repurchase the notes held by the holder, in whole or in part, at a redemption price of 100% of the principal amount of the notes put up for redemption, plus accrued interest accrued through the repurchase date.

                                 HOMEBASE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In July 1998, the Company increased its revolving credit facility to $105 million from $90 million, and extended the expiration to July 9, 2001. The credit agreement includes a $40 million sub-facility for letters of credit and is collateralized by inventory and accounts receivable. The Company is required to pay an annual facility fee, which is currently 0.30% of the total commitment. Interest on borrowings is payable at the Company's option either at (a) the Eurodollar rate plus a margin, which is currently 1.20%, or (b) the agent bank's prime rate plus a margin, which is currently zero. The facility fee and borrowing margins are subject to adjustment based upon the Company's fixed-charge coverage ratio. The credit facility is subject to certain covenants, which include minimum tangible net worth and fixed-charge coverage requirements, a maximum funded debt-to-capital limitation, and a prohibition on the payment of cash dividends.

At January 30, 1999, the Company had letters of credit outstanding of approximately $22.7 million primarily to support the purchase of inventories.

Note 6 - Leases

The Company is obligated under long-term leases for the rental of real estate and fixtures and equipment, some of which are classified as capital leases under the provisions of SFAS No. 13, "Accounting for Leases", as amended. In addition, the Company is generally required to pay insurance, real estate taxes and other operating expenses and, in some cases, additional rentals based on a percentage of sales or increases in the Consumer Price Index. The real estate leases range up to 25 years and have varying renewal options. The fixture and equipment leases range up to 10 years.

Future minimum lease payments as of January 30, 1999 were:

--------------------------------------------------------------------------------------- -------------------
                                                                          Capital           Operating
(In thousands)                                                            Leases              Leases
--------------------------------------------------------------------------------------- -------------------

Fiscal years ending January:
   2000                                                                 $     1,455        $     71,979
   2001                                                                       1,455              72,045
   2002                                                                       1,455              71,118
   2003                                                                       1,455              64,595
   2004                                                                       1,507              63,398
   Thereafter                                                                10,259             393,616
--------------------------------------------------------------------------------------- -------------------

   Total minimum lease payments                                              17,586     $       736,751
                                                                                        ===================
   Less amount representing interest                                         (8,936)
---------------------------------------------------------------------------------------

   Present value of net minimum capital lease payments                  $     8,650
=======================================================================================


Rental expense under operating leases amounted to $66.8 million, $64.8 million and $65.1 million in fiscal 1998, 1997 and 1996, respectively. These amounts exclude rent of $3.8 million, $2.4 million and $3.5 million in fiscal 1998, 1997 and 1996, respectively, which was charged to the restructuring or closed store reserves. Future minimum lease payments have not been reduced by future minimum sublease rentals of $4.0 million under an operating lease.

The table of future minimum lease payments above includes lease commitments for two stores that were closed in connection with the Company's fiscal 1993 restructuring and two stores that were closed in fiscal 1997. During fiscal 1998, the Company entered into a sublease agreement for one of the locations.

                                 HOMEBASE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 7 - Income Taxes

Income (loss) before income taxes and the related provision (benefit) for income taxes consist of the following components:

                                                                       Fiscal Year Ended
-----------------------------------------------------------------------------------------------------------
                                                        January 30,       January 31,      January 25,
(In thousands)                                              1999             1998              1997
-----------------------------------------------------------------------------------------------------------

Income (loss) before income taxes:
     Continuing operations                              $    36,123       $    (1,128)     $    27,352
     Discontinued operations                                      -            37,071           98,974
     Extraordinary loss                                           -           (14,559)               -
-----------------------------------------------------------------------------------------------------------

Total                                                   $    36,123       $    21,384      $   126,326
===========================================================================================================

                                                                       Fiscal Year Ended
-----------------------------------------------------------------------------------------------------------
                                                        January 30,       January 31,      January 25,
(In thousands)                                              1999             1998              1997
-----------------------------------------------------------------------------------------------------------

Provision (benefit) for income taxes attributable
     to income from continuing operations               $    13,760       $      (445)     $    11,005
Provision for income taxes attributable to income
     from discontinued operations                                 -            16,496           38,661
Benefit for income taxes attributable to
     extraordinary loss                                           -            (5,896)               -
-----------------------------------------------------------------------------------------------------------

Total provision for income taxes                        $    13,760       $    10,155      $    49,666
===========================================================================================================

The following are the significant components of the provision (benefit) for income taxes attributable to continuing operations:

                                                                       Fiscal Year Ended
-----------------------------------------------------------------------------------------------------------
                                                        January 30,       January 31,      January 25,
(In thousands)                                              1999             1998             1997
-----------------------------------------------------------------------------------------------------------

Current:
     Federal                                            $     6,183       $     3,475      $     3,710
     State                                                    1,647               842              (73)
-----------------------------------------------------------------------------------------------------------
Total current                                           $     7,830       $     4,317      $     3,637
-----------------------------------------------------------------------------------------------------------

Deferred:
     Federal                                            $     5,652       $    (3,847)     $     5,822
     State                                                      278              (915)           1,546
-----------------------------------------------------------------------------------------------------------
Total deferred                                          $     5,930       $    (4,762)     $     7,368
-----------------------------------------------------------------------------------------------------------

Total provision (benefit) for income taxes attributable
    to income from continuing operations                $    13,760       $      (445)     $    11,005
===========================================================================================================

                                 HOMEBASE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a reconciliation of the statutory federal income tax rate and the effective income tax rate for income from continuing operations:

                                                                       Fiscal Year Ended
-----------------------------------------------------------------------------------------------------------
                                                        January 30,       January 31,      January 25,
                                                            1999             1998              1997
-----------------------------------------------------------------------------------------------------------

Statutory federal income tax rate                            35%               35%              35%
State income taxes, net of federal tax
    benefit                                                   2                 4                4
Other                                                         1                 1                1
-----------------------------------------------------------------------------------------------------------

Effective income tax rate                                    38%               40%              40%
===========================================================================================================

The following are the significant components of the Company's deferred tax assets and liabilities as of January 30, 1999 and January 31, 1998:

-----------------------------------------------------------------------------------------------------------
                                                                          January 30,      January 31,
(In thousands)                                                               1999              1998
-----------------------------------------------------------------------------------------------------------

Deferred tax assets:
     Self-insurance reserves                                              $    15,557      $    16,754
     Rental step liabilities                                                    4,531            4,940
     Restructuring reserve                                                      2,792            5,748
     Closed store reserve                                                       7,108            7,866
     Capital leases                                                             1,491            1,399
     Compensation and benefits                                                  2,217            2,255
     Other                                                                      5,227            4,416
-----------------------------------------------------------------------------------------------------------
Total deferred tax assets                                                 $    38,923      $    43,378
-----------------------------------------------------------------------------------------------------------

Deferred tax liabilities:
     Accelerated depreciation                                             $     8,898      $    10,225
     Other                                                                     10,017            7,215
-----------------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                            $    18,915      $    17,440
-----------------------------------------------------------------------------------------------------------

Net deferred tax assets                                                   $    20,008      $    25,938
===========================================================================================================

The Company has not established a valuation allowance because its deferred tax assets can be realized by offsetting taxable income mainly in the carryback period, and also against deferred tax liabilities and future taxable income, which management believes will more likely than not be earned based on the Company's historical earnings record.

                                 HOMEBASE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 8 - Investments In Marketable Securities

The following is a summary of available-for-sale securities:

                                                       Fiscal Year Ended January 30, 1999
-----------------------------------------------------------------------------------------------------------
                                        Amortized     Gross Unrealized Gross Unrealized     Estimated
(In thousands)                             Cost            Gains            Losses          Fair Value
-----------------------------------------------------------------------------------------------------------

U.S. corporate securities               $     14,743   $         -        $         -      $    14,743
Obligations of state and
   political subdivisions                     13,174            22                  -           13,196
-----------------------------------------------------------------------------------------------------------

          Total debt securities         $     27,917   $        22        $         -      $    27,939
===========================================================================================================

                                                       Fiscal Year Ended January 31, 1998
-----------------------------------------------------------------------------------------------------------
                                        Amortized     Gross Unrealized Gross Unrealized     Estimated
(In thousands)                             Cost            Gains            Losses          Fair Value
-----------------------------------------------------------------------------------------------------------

U.S. corporate securities               $          -   $         -        $         -      $         -
Obligations of state and
   political subdivisions                      5,509             7                 (1)           5,515
-----------------------------------------------------------------------------------------------------------

          Total debt securities         $      5,509   $         7        $        (1)     $     5,515
===========================================================================================================

The following are contractual maturities of available-for-sale securities at January 30, 1999:

-----------------------------------------------------------------------------------------------------------
                                                                           Amortized        Estimated
(In thousands)                                                               Cost           Fair Value
-----------------------------------------------------------------------------------------------------------

Less than one year                                                        $    19,830      $    19,845
1-5 years                                                                       8,087            8,094
-----------------------------------------------------------------------------------------------------------

                                                                          $    27,917      $    27,939
===========================================================================================================

The following is other information on available-for-sale securities:

                                                                       Fiscal Year Ended
-----------------------------------------------------------------------------------------------------------
                                                        January 30,       January 31,      January 25,
(In thousands)                                              1999             1998              1997
-----------------------------------------------------------------------------------------------------------

Sales proceeds                                         $    11,589        $         -      $    46,957
Gross realized gains (losses)                                   (1)                 -               13
-----------------------------------------------------------------------------------------------------------

The specific identification method is used to compute realized gains or losses on the sale of marketable securities.

As of January 30, 1999, marketable securities classified as held-to-maturity consisted of U.S. Treasury securities, which are included in "Prepaid expenses and other current assets" on the consolidated balance sheet at their amortized cost of $7.2 million. These securities were purchased and deposited in escrow with the trustee of the Company's senior subordinated notes to be used to retire the debt and pay interest through May 1999.

                                 HOMEBASE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following are contractual maturities of held-to-maturity securities as of January 30, 1999 (in thousands):


--------------------------------------------------------------------------------

Less than one year                                                $     7,367
1-5 years                                                                   -
--------------------------------------------------------------------------------

Total                                                             $     7,367
================================================================================

Note 9 - Disclosures About Fair Value of Financial Instruments

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

The following are the estimated fair values of the Company's financial instruments:

                                              January 30, 1999                  January 31, 1998
-----------------------------------------------------------------------------------------------------------
                                         Carrying                          Carrying
(In thousands)                            Amount         Fair Value         Amount          Fair Value
-----------------------------------------------------------------------------------------------------------

Cash and cash equivalents               $     35,578    $    35,578       $    44,603    $      44,603
Marketable securities                         27,939         27,939             5,515            5,515
Real estate debt                                (372)          (387)             (450)            (479)
Senior subordinated debt  (1)                 (6,637)        (7,228)           (6,637)          (7,538)
Convertible subordinated debt               (100,000)       (80,690)         (100,000)         (92,500)
-----------------------------------------------------------------------------------------------------------

(1) A total of $6.6 million of the Company's 11% senior subordinated notes remains outstanding, which the Company intends to call and repay on May 15, 1999. In July 1997, the Company purchased U.S. Treasury securities and deposited them in escrow with the trustee of the notes, to be used to retire the debt and pay interest through May 1999. Therefore, the fair value of the senior subordinated debt at January 30, 1999 is deemed to be the amortized cost of the treasury securities.

                                 HOMEBASE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 10 - Capital Stock, Stock Options and Stock Purchase Plans

At January 30, 1999, the Company had two stock-based employee compensation plans.

Under its 1989 Stock Incentive Plan ("1989 Plan"), the Company has granted options to certain key employees, which expire 10 years from the grant date, to purchase common stock at prices equal to 100% of the fair value on the grant date. Options outstanding are exercisable over various periods generally starting one year after the grant date. The Company has also issued restricted stock awards to certain key employees at no cost under the 1989 Plan. The restrictions on the transferability of those shares which are tied to the Company's performance lapse over periods that range up to eight years. For other awards, restrictions on the sale of shares lapse over periods that range up to four years. The 1989 Plan expired in January 1998, except as to options and restricted shares then outstanding. At January 30, 1999, 2,050,020 options issued under the 1989 Plan remained outstanding at prices ranging from $2.20 to $6.45 per share.

Under its 1995 Director Stock Option Plan, the Company has granted its non-employee directors options to purchase common stock at prices equal to 100% of the fair value on the grant date. These options, which expire 10 years from the grant date, are exercisable over periods starting one year after they are granted. A maximum of 150,000 shares may be issued under the 1995 Director Stock Option Plan. In the third quarter of fiscal 1998, the Board of Directors elected to suspend the 1995 Director Stock Option Plan. Any grants to Directors after that date will be issued under the Company's 1997 Stock Incentive Plan.

Under its 1997 Stock Incentive Plan, the Company has granted options to certain key employees, which expire 10 years from the grant date, to purchase common stock at prices equal to 100% of the fair value on the grant date. Options outstanding are exercisable over various periods generally starting one year after the grant date. The Company has also issued restricted stock awards to certain key employees at no cost under its 1997 Stock Incentive Plan. The restrictions on the transferability of those shares lapse over periods that range up to four years. A maximum of 3,500,000 shares may be issued under the 1997 Stock Incentive Plan.

In connection with the Distribution, all outstanding options of directors and employees who transferred to BJI were canceled. All outstanding options held by the remaining directors and employees of the Company were replaced; the number of options was proportionately adjusted and the exercise prices were decreased using a ratio of the average closing price of the Company's common stock for the 10 days immediately following the Distribution to the fair value of the Company's common stock before the Distribution. The adjustment preserved the economic value of the options that existed prior to the Distribution date. In July 1997, the number of options issuable under the 1989 Plan was increased by
1.5 million shares as a result of the proportionate option adjustment.

The Company applies APB Opinion No. 25 in accounting for its stock-based compensation. During fiscal 1997 and 1996, 263,391 and 41,000 shares of restricted stock were issued at a weighted-average grant-date fair value of $7.45 and $22.92, respectively. Total pre-tax compensation cost charged to income for stock-based employee compensation awards in fiscal 1998, fiscal 1997 and 1996 was $0.7, $0.5 and $0.4 million, respectively, and consisted entirely of compensation expense related to restricted stock, which is charged to income ratably over the period during which the restrictions lapse. No compensation cost was recognized for the Company's stock options under APB Opinion No. 25 because the exercise price equaled the market price of the underlying stock on the date of the grant.

                                 HOMEBASE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Pro forma information regarding net income and net income per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                       Fiscal Year Ended
-----------------------------------------------------------------------------------------------------------
                                                        January 30,       January 31,      January 25,
                                                            1999             1998              1997
-----------------------------------------------------------------------------------------------------------

Risk-free interest rate                                     4.62%             5.64%            6.47%
Expected volatility                                         37.0%             36.0%            37.0%
Dividend yield                                                   -                 -                -
Expected option life                                     4.5 years         4.5 years        4.5 years
-----------------------------------------------------------------------------------------------------------

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

For purposes of the following pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period:

                                                                       Fiscal Year Ended
-----------------------------------------------------------------------------------------------------------
                                                        January 30,       January 31,      January 25,
(In thousands, except per share amounts)                    1999             1998              1997
-----------------------------------------------------------------------------------------------------------

Pro forma income (loss) from continuing
     operations                                         $    20,617       $    (1,772)     $    15,246

Pro forma net income                                    $    20,617       $    10,140      $    75,559

Pro forma income (loss) per share--Income
     from continuing operations:
        Basic                                           $     0.54        $    (0.05)      $     0.46
        Diluted                                         $     0.43        $    (0.05)      $     0.46

Pro forma income per share--Net income:
        Basic                                           $     0.54        $     0.28       $     2.30
        Diluted                                         $     0.43        $     0.28       $     2.28
-----------------------------------------------------------------------------------------------------------

The effects of applying the provisions of SFAS No. 123 for pro forma disclosure purposes are not necessarily representative of the effects on reported net income for future years because options vest over several years and additional awards generally are made each year. In accordance with the transition requirements of SFAS No. 123, the pro forma disclosures above only include stock options awarded after January 28, 1995.

                                 HOMEBASE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a summary of the Company's stock option activity and related information:

-----------------------------------------------------------------------------------------------------------
                                                                           Number Of     Weighted-Average
                                                                            Options       Exercise Price
-----------------------------------------------------------------------------------------------------------

Fiscal Year Ended January 25, 1997:

Outstanding at beginning of year                                            2,479,550      $    16.56
          Granted                                                             789,625           24.13
          Exercised                                                          (566,923)          15.96
          Forfeited                                                          (162,628)          19.22
          Expired                                                                   -                -
-----------------------------------------------------------------------------------------------------------

Outstanding at January 25, 1997                                             2,539,624      $    18.88
===========================================================================================================

Fiscal Year Ended January 31, 1998:
          Granted                                                             817,650      $     9.26
          BJ's spin-off adjustments                                         1,213,988                -
          Exercised                                                          (422,337)          17.35
          Forfeited                                                        (1,040,860)          17.82
          Expired                                                                   -                -
-----------------------------------------------------------------------------------------------------------

Outstanding at January 31, 1998                                             3,108,065      $     5.30
===========================================================================================================

Fiscal Year Ended January 30, 1999:
          Granted                                                             531,850      $     6.15
          Exercised                                                          (184,172)           3.58
          Forfeited                                                          (159,904)           6.43
          Expired                                                                   -                -
-----------------------------------------------------------------------------------------------------------

Outstanding at January 30, 1999                                             3,295,839      $     5.48
===========================================================================================================


-----------------------------------------------------------------------------------------------------------
                                                                           Number Of     Weighted-Average
                                                                            Options       Exercise Price
-----------------------------------------------------------------------------------------------------------
Exercisable at:
          January 25, 1997                                                  1,064,190           16.67
          January 31, 1998                                                  1,100,056            3.82
          January 30, 1999                                                  1,594,476            4.42
-----------------------------------------------------------------------------------------------------------

Weighted-average fair value of options granted during the year:
          Fiscal 1996                                                                      $    10.40
          Fiscal 1997                                                                            3.55
          Fiscal 1998                                                                            2.32
-----------------------------------------------------------------------------------------------------------

The following is additional information related to stock options outstanding at January 30, 1999:

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
        Range Of             Number        Exercise      Contractual         Number          Exercise
     Exercise Prices       Outstanding       Price      Life (Years)      Exercisable         Price
----------------------------------------------------------------------- -----------------------------------

   $ 2.20   to  $ 3.23          348,214   $     2.83          5.2             320,214      $     2.80
     3.24   to    4.64        1,149,188         4.13          5.9             899,657            4.11
     4.65   to    6.45        1,071,789         6.04          8.2             258,430            5.99
     6.46   to    9.00          726,648         8.05          8.7             116,175            7.83
                         ----------------                               -----------------

   $ 2.20   to  $ 9.00        3,295,839   $     5.48          7.2           1,594,476      $     4.42
                         ================                               =================

                                 HOMEBASE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of January 30,  1999,  January 31,  1998 and  January  25,  1997,  2,363,860,
2,723,306 and 1,687,373 shares, respectively, were reserved for future stock awards under the Company's stock option plans.

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

The Company has authorized 10,000,000 shares of preferred stock, $0.01 par value, of which no shares have been issued.

Note 11 - Pensions and Other Post-Retirement Benefits

The Waban Inc. Retirement Plan (the "Retirement Plan") was a non-contributory defined benefit retirement plan covering full-time employees who have attained 21 years of age and have completed one year of service. Benefits are based on compensation earned in each year of service. No benefits have accrued under this plan since July 4, 1992, when it was frozen. On July 26, 1997, the Board of Directors approved the termination of the Retirement Plan. In accordance with generally accepted accounting principles, the costs to terminate the Retirement Plan were not recognized until the Plan was settled, which occurred in the first quarter of fiscal 1998. The Plan was settled through cash payments and through the purchase of non-participating annuity contracts.

The  Company   sponsors  a  defined   benefit   post-retirement   medical   plan
("Post-Retirement Medical Plan") that covers employees and their spouses who retire after age 55 with at least 10 years of service, who are not eligible for Medicare, and who participated in a Company-sponsored medical plan. Amounts contributed by retired employees under this plan are based on years of service prior to retirement. The Post-Retirement Medical Plan is not funded.

                                 HOMEBASE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The  following  table  provides  a  reconciliation   of  the  Company's  benefit
obligations, plan assets and funded status of the plans.

                                                                                   Post-Retirement
                                                   Retirement Plan                  Medical Plan
-----------------------------------------------------------------------------------------------------------
                                             January 30,     January 31,     January 30,    January 31,
(In thousands)                                  1999             1998           1999            1998
-----------------------------------------------------------------------------------------------------------

Change in Benefit Obligation:
     Benefit obligation at beginning of year $    3,331       $    3,204      $      595     $      393
     Service cost                                     -               62             118            102
     Interest cost                                    -              203              40             32
     Actuarial loss                                 670               65              14             68
     Benefits paid                               (4,001)            (203)              -              -
-----------------------------------------------------------------------------------------------------------

     Benefit obligation at end of year       $        -       $    3,331      $      767     $      595
===========================================================================================================

Change in Plan Assets:
     Fair value of assets at beginning of
       year                                  $    3,450       $    3,206      $        -     $        -
     Actual return on plan assets                    94               67               -              -
     Employer contribution                          457              380               -              -
     Benefits paid                               (4,001)            (203)              -              -
-----------------------------------------------------------------------------------------------------------
     Fair value of plan assets at end of
       year                                  $        -       $    3,450      $        -     $        -
===========================================================================================================


     Funded status                                    -              119            (767)          (595)
     Unrecognized net actuarial (gain)/loss           -              676             (24)           (41)
     Unrecognized prior service cost                  -                -               -              -
-----------------------------------------------------------------------------------------------------------

Prepaid (accrued) benefit cost               $        -       $      795      $     (791)    $     (636)
===========================================================================================================


Weighted-average assumptions:

     Discount rate                                    -             6.75%           6.50%          6.75%
     Expected return on plan assets                   -             9.00%                -              -

-----------------------------------------------------------------------------------------------------------

Net periodic pension and other post-retirement medical benefit costs include the following components:

                                                                                   Post-Retirement
                                                  Retirement Plan                    Medical Plan
                                          --------------------------------  -------------------------------
                                                 Fiscal Year Ended                Fiscal Year Ended
-----------------------------------------------------------------------------------------------------------
                                             January 30,    January 31,      January 30,    January 31,
(In thousands)                                  1999            1998             1999           1998
-----------------------------------------------------------------------------------------------------------

Components of net periodic benefit cost:
     Service cost                            $        -       $       62       $    119      $      102
     Interest cost                                    -              203             40              32
     Expected return on plan assets                   -             (260)             -               -
     Amortization of prior service cost               -               18              -              (2)
     Loss due to settlement of plan               1,100                -              -               -
-----------------------------------------------------------------------------------------------------------

     Net periodic benefit cost               $    1,100       $       23       $    159      $      132
===========================================================================================================

For measurement purposes, an annual rate of increase in the per capita cost of medical coverage of 8.0% in 1998 grading down to 4.5% after seven years was assumed as of January 31, 1998.

                                 HOMEBASE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the Post-Retirement Medical Plan. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

-----------------------------------------------------------------------------------------------------------
                                                 1-Percentage Point              1-Percentage Point
                                                      Increase                        Decrease
-----------------------------------------------------------------------------------------------------------

Effect on total of service and interest
    cost components                                     $  20                           $ (18)
Effect on postretirement medical benefit
    obligation                                          $  92                           $ (82)

-----------------------------------------------------------------------------------------------------------

In 1994, the Company established a non-contributory defined contribution retirement plan for certain key employees. Under the plan, the Company funds annual retirement contributions for the designated participants on an after-tax basis. For fiscal years 1998, 1997 and 1996, the Company's contribution equaled 5% of participants' base salary. Participants become fully vested in their contribution accounts at the end of the fiscal year in which they complete four years of service. The Company's expense under this plan was $0.5 million, $0.5 million, and $0.4 million in fiscal years 1998, 1997 and 1996, respectively.

Under the Company's 401(k) Savings Plans, participating employees may make pre-tax contributions up to 15% of covered compensation. The Company matches employee contributions at 100% of the first one percent of covered compensation and 50% of the next four percent and is payable as of the end of each calendar quarter. The Company's expense under these plans was $1.8 million, $1.8 million and $2.1 million in fiscal years 1998, 1997 and 1996, respectively.

Note 12 - Store Closures and Other Charges

In October 1997, the Board of Directors approved an accelerated growth strategy that provided for a more rapid completion of its store remodel program and an increased rate for new store openings. In connection with this strategy, the Board of Directors also approved the closure of three under-performing stores. In the third quarter of fiscal 1997, the Company recorded store closures and other charges of $27.0 million consisting of $22.3 million for store closures and other related settlement costs, $1.7 million in asset impairment charges, and a $3.0 million increase in the fiscal 1993 restructuring reserve. Costs included in the reserve for store closures primarily include lease obligations on closed facilities, write-downs of fixed assets and other related settlement costs.

During fiscal 1997, the Company increased the fiscal 1993 restructuring reserve by $3.0 million for additional lease obligations due to delays in obtaining subleases on terms acceptable to the Company.

In accordance with SFAS No. 121, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of the individual stores. The
Company's quarterly SFAS No. 121 analysis performed in the third quarter of fiscal 1997 indicated that the long-lived assets at two stores were impaired. Accordingly, the Company estimated the fair value of these assets based on their estimated salvage value and recorded an impairment charge of $1.7 million, which is included in "Store closures and other charges" in the consolidated statement of income.

                                 HOMEBASE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 13 - Restructuring Reserves

As of January 31, 1998, $12.7 million of the Company's fiscal 1993 restructuring charge remained accrued on the Company's consolidated balance sheet. During fiscal 1998, the Company incurred cash expenditures of $6.8 million, primarily for lease obligations on closed facilities and lease termination costs. As of January 30, 1999, $5.9 million remained accrued on the Company's consolidated balance sheet, consisting primarily of lease obligations on closed facilities, which extend through 2007.

Note 14 - Commitments and Contingencies

The Company is involved in various legal proceedings incident to the character of its business. Although it is not possible to predict the outcome of these proceedings, or any claims against the Company related thereto, the Company believes that such proceedings will not, individually or in the aggregate, have a material adverse effect on either its financial condition or results of operations.

Note 15 - Selected Quarterly Financial Data (Unaudited)

Fiscal Year ended January 30, 1999:                                  Quarter Ended
--------------------------------------------- --------------- -------------- -------------- --------------
                                                  May 2,        August 1,     October 31,    January 30,
(In thousands, except per share data)              1998           1998           1998           1999
--------------------------------------------- --------------- -------------- -------------- --------------


  Net sales                                   $   348,897      $   424,625   $   360,067     $   308,753
  Gross profit                                     76,937           97,417        79,800          63,937
  Income from continuing operations                    91           14,693         7,165             414
  Net income                                           91           14,693         7,165             414

  Basic net income per share:
   Net income                                 $         -      $      0.39   $      0.19    $      0.01

  Diluted net income per share:
   Net income                                 $         -      $      0.32   $      0.17    $      0.01
--------------------------------------------- --------------- -------------- -------------- --------------


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
--------------------------------------------- --------------- -------------- -------------- --------------

                                 HOMEBASE, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net income for the first quarter of fiscal 1998 includes a $1.1 million charge related to the termination of the Waban Inc. Retirement Plan.

Net income for the second quarter of fiscal 1997 included an extraordinary loss of $8.7 million, net of tax, related to the early extinguishment of certain of the Company's debt, primarily consisting of call premiums and the write-off of debt issuance costs.

Net income for the third quarter of fiscal 1997 includes $27.0 million ($16.3 million, net of tax) in store closures and other charges.

In fiscal 1998 and 1997, the quarterly per share amounts do not sum to the per share amounts for the respective year-to-date periods due to differences in the weighted average number of shares outstanding in each quarterly reporting period versus the weighted average number of shares outstanding for the respective year-to-date periods.

The quarterly per share amounts for fiscal 1997 have been restated in accordance with SFAS No. 128.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The Company will file with the Securities and Exchange Commission a definitive Proxy Statement no later than 120 days after the close of its fiscal year ended January 30, 1999 (the "Proxy Statement"). The information required by this Item that is not set forth below or under the heading "Executive Officers of the Registrant" in Part I of this report is incorporated herein by reference to the Proxy Statement.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on 8-K

A. The Financial Statements and Financial Statement Schedules filed as part of this report are listed and indexed on page 23. Schedules other than those listed in the index have been omitted because they are not included elsewhere in this report.

B. Listed below are all exhibits filed as part of this report. Certain exhibits are incorporated by reference to documents previously filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.


Exhibit
No.            Exhibit
--------       -----------------------------------------------------------------
3.1            Amended and Restated  Certificate of Incorporation of the Company
               (incorporated  herein by reference to the  Registrant's  Form S-8
               (#333-32473), dated July 30, 1997).
3.2            By-Laws, as Amended, of the Company (incorporated herein by reference to the Registrant's Form S-8 (#333-32473), dated July
               30, 1997).
4.0            Instruments  Defining Rights of Security Holders (See Exhibits
               3.1, 3.2, 4.7 and 10.13).
4.1            Specimen  Common  Stock  Certificate  (incorporated  herein by reference to the Registrant's Form S-3 (Registration No.
               333-43789), dated February 10, 1998).
4.2            5.25%  Convertible  Subordinated  Note (Rule 144A)  (incorporated herein by reference to the  Registrant's  From S-3  (Registration
               No. 333-43789), dated February 10, 1998).
4.3            5.25% Convertible Subordinated  Note (Regulation S) (incorporated herein by reference to the Registrant's From S-3 (Registration
               No. 333-43789), dated February 10, 1998).
4.4            Indenture, dated as of November 10, 1997, between the Company and
               State  Street  Bank  and  Trust  Company  of   California,   N.A.
               (incorporated  herein by reference to the  Registrant's  Form S-3
               (Registration No. 333-43789), dated February 10, 1998).
4.5            Registration Rights Agreement, dated as of November 10, 1997, by and between the Company and Prudential Securities Incorporated
               (incorporated herein by reference to the Registrant's Form S-3
               (Registration No. 333-43789), dated February 10, 1998).
4.6            Purchase  Agreement,  dated as of December 10, 1997,  between the
               Company and Prudential Securities Incorporated (incorporated herein by reference to the Registrant's Form S-3 (Registration
               No. 333-43789), dated February 10, 1998).
4.7            Rights Agreement dated as of April 6, 1999 between the Company and First Chicago Trust Company of New York (incorporated herein by reference to the Registrant's Form 8-A (Registration No. 001-
               10259), dated April 6, 1999).
4.8            5.25% Convertible Subordinated Note (Registered) (incorporated herein by reference to the Registrant's Form S-3 (Registration
               No. 333-43789), dated February 10, 1998).
10.0 *         Change of Control  Severance  Benefit  Plan for Key  Employees,
               dated January 28, 1998 (incorporated herein by reference to the Registrant's Form S-3 (Registration No. 333-43789), dated
               February 10, 1998).
10.1 *         HomeBase, Inc. 1989 Stock Incentive Plan, as amended
               (incorporated  herein by reference to the Registrant's  From 10-Q
               (File No. 1-10259), dated July 26, 1997).
10.2 *         Waban Inc. Executive  Retirement Plan  (incorporated  herein by reference to the Registrant's Form 10-K for the fiscal year ended
               January 29, 1994).
10.3 *         Waban Inc. Retirement Plan for Directors,  as amended September
               17, 1990  (incorporated  herein by reference to the  Registrant's
               Form 10-Q for the fiscal quarter ended October 27, 1990).
10.4 *         Waban Inc. General  Deferred  Compensation  Plan  (incorporated herein by reference to the Registrant's Form 10-K for the fiscal year ended January 27, 1990).
10.5 *         Waban Inc.  Growth  Incentive  Plan,  as amended  (incorporated herein by reference to the Registrant's From 10-K for the fiscal year ended January 27, 1990).

Exhibit
No.            Exhibit
--------       -----------------------------------------------------------------
10.6 *         Amendment  dated as of January 29, 1994 between the Company and
               The TJX  Companies,  Inc. to Executives  Services  Agreement with respect to Arthur F. Loewy  (incorporated  herein by reference to the Registrant's  Form 10-K for the fiscal year ended January 29,
               1994).
10.7 *         Employment  Agreement dated as of July 28, 1997 with Herbert J.
               Zarkin (incorporated herein by reference to the Registrant's From
               10-Q (File No. 1-10259), dated July 26, 1997).
10.8 *         Employment Agreement dated as of July 28, 1997 with Edward J.
               Weisberger (incorporated herein by reference to the Registrant's
               From 10-Q (File No. 1-10259), dated July 26, 1997).
10.9 *         Employment  Agreement  dated as of July 28, 1997 with Allan P.
               Sherman  (incorporated  herein by reference  to the  Registrant's
               Form 10-Q (File No. 1-10259), dated October 25, 1997).
10.9.1 *       Loan  Agreement  dated as of  January  19,  1994 with  Allan P.
               Sherman  (incorporated  herein by reference  to the  Registrant's
               Form 10-K for the fiscal year ended January 29, 1994).
10.9.2 *       Promissory  Note  dated as of January  19,  1994 with Allan P.
               Sherman to the Company  (incorporated  herein by reference to the
               Registrant's  Form 10-K for the  fiscal  year ended  January  29,
               1994).
10.10 *        Employment Agreement,  dated as of July 28, 1997 with Thomas F.
               Gallagher  (incorporated  herein by reference to the Registrant's
               From 10-Q (File No. 1-10259), dated July 26, 1997).
10.11 *        Employment  Agreement,  dated as of July 28,  1997 with  Scott
               Richards  (incorporated  herein by reference to the  Registrant's
               From 10-Q (File No. 1-10259), dated July 26, 1997).
10.12 *        Employment Agreement, dated as of July 28, 1997 with William B.
               Langsdorf  (incorporated  herein by reference to the Registrant's
               From 10-Q (File No. 1-10259), dated July 26, 1997).
10.13 *        Form of  Indemnification  Agreement between the Company and its officers and directors  (incorporated  herein by reference to the
               Registrant's  Form 10-K for the  fiscal  year ended  January  27,
               1990).
10.14 *        Form of Change  of  Control  Severance  Agreement  between  the
               Company  and  officers  of the  Company  (incorporated  herein by reference to the Registrant's From 10-Q (File No. 1-10259), dated
               July 26, 1997).
10.15          Credit Agreement dated as of July 9, 1997 among the Company  and certain banks (incorporated herein by reference to the
               Registrant's Form 10-Q (File No. 1-10259), dated July 26, 1997)
10.15.1        First Amendment to Credit Agreement, dated October 28, 1997 among the Company and certain banks.
10.15.2        Second  Amendment  to Credit  Agreement,  dated  November 7, 1997 among the Company and certain banks.
10.15.3        Third  Amendment  to Credit  Agreement,  dated  December 24, 1997 among the Company and certain banks.
10.16          * Waban Inc. 1995 Director Stock Option Plan (incorporated herein by reference to the  Registrant's  definitive  Proxy Statement on
               Schedule 14A (File No. 1-10259) for the Registrant's  1995 Annual
               Meeting of Stockholders).
10.17          Separation and Distribution Agreement, dated as of July 10, 1997, between the Company and BJ's Wholesale Club, Inc.  (incorporated herein by reference to the Registrant's Form 8-K (File No.
               1-10259), dated July 28, 1997).
10.18          Services  Agreement,  dated as of July 28,  1997,  between the
               Company and BJ's  Wholesale Club,  Inc.  (incorporated  herein by reference to the Registrant's  Form 8-K (File No. 1-10259), dated
               July 28, 1997).
10.19          Tax Sharing  Agreement,  dated as of July 28,  1997,  between the
               Company and BJ's Wholesale  Club,  Inc.  (incorporated  herein by reference to the Registrant's Form 8-K (File No.
               1-10259), dated July 28, 1997).
10.20 *        Employee Benefits Agreement, dated as of July 28, 1997, between the Company and BJ's Wholesale Club, Inc. (incorporated herein by reference to the Registrant's Form 8-K (File No. 1-10259),  dated
               July 28, 1997).
10.21 *         HomeBase,  Inc. 1997 Stock Incentive Plan (incorporated  herein by reference to the Registrant's From 10-Q (File No. 1-10259), dated July 26, 1997).
10.22 *        Change of Control  Severance  Agreement,  dated August 31, 1998 with Herbert J. Zarkin (incorporated herein by reference to the Registrant's From 10-Q (File No. 1-10259), dated October 31,
               1998).

Exhibit
No.            Exhibit
--------       -----------------------------------------------------------------
10.23 *        Employment Agreement,  dated June 1, 1998 with Allan P. Sherman
               (incorporated  herein by reference to the Registrant's  From 10-Q
               (File No. 1-10259), dated October 31, 1998).
10.24 *        Change of Control  Severance  Agreement,  dated August 31, 1998 with Allan P.  Sherman  (incorporated  herein by reference to the
               Registrant's  From 10-Q (File No.  1-10259),  dated  October  31,
               1998).
10.25 *        Change of Control  Severance  Agreement,  dated August 31, 1998 with Thomas F. Gallagher (incorporated herein by reference to the
               Registrant's  From 10-Q (File No.  1-10259),  dated  October  31,
               1998).
10.26 *        Change of Control  Severance  Agreement,  dated August 31, 1998 with William B.  Langsdorf  (incorporated  herein by reference to the Registrant's From 10-Q (File No. 1-10259),  dated October 31,
               1998).
10.27 *        Change of Control  Severance  Agreement,  dated August 31, 1998 with Scott L. Richards  (incorporated  herein by reference to the
               Registrant's  From 10-Q (File No.  1-10259),  dated  October  31,
               1998).
10.28 *        Change of Control  Severance  Agreement,  dated August 31, 1998 with Edward J.  Weisberger  (incorporated  herein by reference to the Registrant's From 10-Q (File No. 1-10259),  dated October 31,
               1998).
10.29 *        Change of Control  Severance  Benefit  Plan for Key  Employees,
               dated  August 31, 1998  (incorporated  herein by reference to the
               Registrant's  From 10-Q (File No.  1-10259),  dated  October  31,
               1998).
10.30 *        HomeBase,  Inc.  Executive  Retirement  Plan,  First Amendment,
               dated  August 31, 1998  (incorporated  herein by reference to the
               Registrant's  From 10-Q (File No.  1-10259),  dated  October  31,
               1998).
21.0 #         Subsidiaries of the Company.
23.0 #         Consent of Independent Accountants.
27.0 #         Financial Data Schedule--Fiscal 1998.


*              Management contract or other compensatory plan or arrangement.
#              Filed herewith.


               Reports on Form 8-K
               -----------------------------------------------------------------

               No reports on Form 8-K were filed in the fourth quarter of fiscal 1998.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                        HomeBase, Inc.


Dated April 9, 1999                                 By: /s/ALLAN P. SHERMAN
                                                        ------------------------
                                                        Allan P. Sherman
                                                        President and
                                                        Chief Executive Officer


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


                 Signature                                  Title                      Date
-------------------------------------------------------------------------------------------------

    /s/ HERBERT J. ZARKIN                  Chairman of the Board of               April 9, 1999
    --------------------------------       Directors
           Herbert J. Zarkin

    /s/ ALLAN P. SHERMAN                   President, Chief Executive Officer of  April 9, 1999
    --------------------------------       the Company and Director
           Allan P. Sherman                (Principal Executive Officer)


    /s/ WILLIAM B. LANGSDORF               Executive Vice President, Chief        April 9, 1999
    --------------------------------       Financial Officer (Principal
           William B. Langsdorf            Financial Officer and Principal
                                           Accounting Officer)

    /s/ JOHN D. BARR                       Director                               April 9, 1999
    --------------------------------
           John D. Barr

    /s/ ROBERT W. COX                      Director                               April 9, 1999
    --------------------------------
           Robert W. Cox

    /s/ HAROLD LEPPO                       Director                               April 9, 1999
    --------------------------------
           Harold Leppo

    /s/ ARTHUR F. LOEWY                    Director                               April 9, 1999
    --------------------------------
           Arthur F. Loewy

    /s/ LORNE R. WAXLAX                    Director                               April 9, 1999
    --------------------------------
           Lorne R. Waxlax

    /s/ EDWARD J. WEISBERGER               Director                               April 9, 1999
    --------------------------------
           Edward J. Weisberger