Form 10-Q
period 1999-05-01
HOMEBASE INC
filed 1999-06-09
CIK 850316

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                             -------------

                               FORM 10-Q



                           QUARTERLY REPORT
                  PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                            Commission File Number
      May 1, 1999                                           1-10259

                             HomeBase, Inc.
       (Exact name of Registrant as specified in its charter)


                  DELAWARE                                   33-0109661
 (State or other jurisdiction of incorporation           (I.R.S. Employer
              or organization)                          Identification No.)

            3345 Michelson Drive
                 Irvine, CA                                    92612
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

At June 4, 1999, there were 37,877,636 shares outstanding.

                         Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 HOMEBASE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                            13 Weeks Ended
----------------------------------------------------------------------------------- --------------------------------
----------------------------------------------------------------------------------- --------------- ----------------
                                                                                        May 1,          May 2,
                                                                                         1999            1998
----------------------------------------------------------------------------------- --------------- ----------------
Net sales                                                                            $   365,293     $   348,897

Cost of sales, including buying and occupancy costs                                      286,996         271,960
----------------------------------------------------------------------------------- --------------- ----------------

Gross profit                                                                              78,297          76,937

Selling, general and administrative expenses                                              74,579          75,666
Pre-opening expenses                                                                       1,569               1
----------------------------------------------------------------------------------- --------------- ----------------

Operating income                                                                           2,149           1,270

Interest on debt and capital leases, net                                                   1,071           1,118
----------------------------------------------------------------------------------- --------------- ----------------

Income before income taxes                                                                 1,078             152

Provision for income taxes                                                                   425              61
----------------------------------------------------------------------------------- --------------- ----------------

Net income                                                                           $       653     $        91
=================================================================================== =============== ================


Net income per share:
   Basic                                                                             $      0.02     $         -
   Diluted                                                                           $      0.02     $         -

Weighted average common and common equivalent shares used in computation of net income per share:
   Basic                                                                                  37,878          37,764
   Diluted                                                                                37,954          38,068

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 HOMEBASE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                   (Unaudited)

----------------------------------------------------------------- ---------------- ----------------- ---------------
                                                                      May 1,         January 30,         May 2,
                                                                       1999              1999             1998
----------------------------------------------------------------- ---------------- ----------------- ---------------
ASSETS
   Current assets:
     Cash and cash equivalents                                      $   55,356        $   35,578       $   50,707
     Marketable securities                                              17,959            27,939            9,382
     Accounts receivable (net of allowance for doubtful
       accounts of $235, $220 and $283, respectively)                   25,459            20,759           26,755
     Merchandise inventories                                           377,496           339,650          346,468
     Current deferred income taxes                                       9,627             9,803           12,185
     Prepaid expenses and other current assets                          17,537            17,044            9,478
     Prepaid and refundable income taxes                                     -                 -           10,281
----------------------------------------------------------------- ---------------- ----------------- ---------------
   Total current assets                                                503,434           450,773          465,256

   Property and equipment, net                                         259,819           256,835          257,120
   Property under capital leases, net                                    5,088             5,198            5,527
   Deferred income taxes                                                10,338            10,205           13,762
   Other assets                                                          5,655             5,971           12,962
----------------------------------------------------------------- ---------------- ----------------- ---------------

   Total assets                                                     $  784,334        $  728,982       $  754,627
================================================================= ================ ================= ===============

LIABILITIES
   Current liabilities:
     Accounts payable                                               $  148,419        $  103,248       $  134,727
     Restructuring reserve                                               2,241             2,066            6,356
     Accrued expenses and other current liabilities                     81,470            75,838           82,803
     Accrued income taxes                                                5,583               691                -
     Current installments of long-term debt                              6,637             6,716               74
     Obligations under capital leases due within one year                  294               284              247
---------------------------------------------------------------------------------- ----------------- --------------
   Total current liabilities                                           244,644           188,843          224,207

   Long-term debt                                                      100,000           100,293          106,996
   Obligations under capital leases, less portion due
     within one year                                                     8,289             8,366            8,583
   Noncurrent restructuring reserve                                      3,289             3,862            5,714
   Other noncurrent liabilities                                         44,854            45,119           50,049
----------------------------------------------------------------- ---------------- ----------------- ---------------
   Total liabilities                                                   401,076           346,483          395,549

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, par value $.01 per share; authorized
     190,000,000 shares; issued and outstanding 37,876,636,
     37,879,044 and 37,807,610 shares                                      379               379              378
   Additional paid-in capital                                          374,695           374,705          374,173
   Unearned compensation                                                  (667)             (798)          (1,385)
   Unrealized holding gains (losses)                                         7                22               (7)
   Retained earnings (deficit)                                           8,844             8,191          (14,081)
----------------------------------------------------------------- ---------------- ----------------- ---------------
   Total stockholders' equity                                          383,258           382,499          359,078
----------------------------------------------------------------- ---------------- ----------------- ---------------

   Total liabilities and stockholders' equity                       $  784,334        $  728,982       $  754,627
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

                                 HOMEBASE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                           13 Weeks Ended
------------------------------------------------------------------------- ------- ----------------------------------
                                                                                      May 1,            May 2,
                                                                                       1999              1998
------------------------------------------------------------------------- ------- ---------------- -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          $    653        $      91
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                      6,896            6,824
      Loss on property disposals                                                             2               65
      Amortization of discount on marketable securities                                   (199)             (19)
      Other non-cash items                                                                  97              166
      Deferred income taxes                                                                 43               (9)
    Increase (decrease) in cash due to changes in:
      Accounts receivable                                                               (4,700)          (1,358)
      Merchandise inventories                                                          (37,846)         (32,280)
      Prepaid expenses and other current assets                                           (493)             379
      Prepaid and refundable income taxes                                                    -              183
      Other assets                                                                         107              (42)
      Accounts payable                                                                  45,171           38,605
      Restructuring reserve                                                               (223)            (618)
      Accrued expenses and other current liabilities                                     4,861           11,439
      Accrued income taxes                                                               4,905                -
      Other noncurrent liabilities                                                        (265)            (336)
------------------------------------------------------------------------- ------- ---------------- -----------------

    Net cash provided by operating activities                                           19,009           23,090

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of marketable securities                                                   (3,500)          (3,861)
    Sale of marketable securities                                                        5,000                -
    Maturity of marketable securities                                                    8,664                -
    Property additions                                                                  (8,968)         (13,518)
    Property disposals                                                                       1              157
------------------------------------------------------------------------- ------- ---------------- -----------------

    Net cash provided by (used in) investing activities                                  1,197          (17,222)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term debt                                                           (372)             (17)
    Repayment of capital lease obligations                                                 (67)             (46)
    Debt issuance costs                                                                      -              (18)
    Proceeds from sale and issuance of common stock                                         11              317
------------------------------------------------------------------------- ------- ---------------- -----------------

    Net cash provided by (used in) financing activities                                   (428)             236
------------------------------------------------------------------------- ------- ---------------- -----------------

Net increase in cash and cash equivalents                                               19,778            6,104
Cash and cash equivalents at beginning of year                                          35,578           44,603
------------------------------------------------------------------------- ------- ---------------- -----------------

Cash and cash equivalents at end of period                                            $ 55,356         $ 50,707
========================================================================= ======= ================ =================

Supplemental cash flow information:
      Interest paid                                                                   $  2,110         $  2,591
      Income tax refunds received                                                       (4,582)            (146)

Non-cash financing and investing activities:
      Tax benefit of employee stock options                                           $     13         $    199
========================================================================= ======= ================ =================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 HOMEBASE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)

------------------------------- ------------------- ----------- -------------- ----------- ----------- ---------------
                                                                               Unrealized
                                   Common Stock     Additional                  Holding     Retained        Total
                                -------------------  Paid-In      Unearned       Gains      Earnings     Stockholders'
                                 Shares    Amount    Capital    Compensation    (Losses)    (Deficit)       Equity
------------------------------- --------- --------- ----------- -------------- ----------- ----------- ---------------

Balance, January 31, 1998         37,707   $   377   $ 375,026    $   (1,570)  $       6   $  (14,172) $   359,667
  Net income                           -         -           -             -           -           91           91
  Unrealized holding losses            -         -           -             -         (13)           -          (13)
  Exercise of stock options          101         1         316             -           -            -          317
  Income tax benefit of
     stock options                     -         -         199             -           -            -          199
  Amortization of restricted
     stock grants                      -         -           -           166           -            -          166
  Equity transfer adjustment
     related to spin-off of
     BJ's Wholesale Club, Inc.         -         -      (1,349)            -           -            -       (1,349)
------------------------------- --------- --------- ----------- -------------- ----------- ----------- ---------------

Balance, May 2, 1998              37,808   $   378   $ 374,192    $   (1,404)   $     (7)  $  (14,081)   $ 359,078
=============================== ========= ========= =========== ============== =========== =========== ===============



------------------------------- ------------------- ----------- -------------- ----------- ----------- ---------------
                                                                               Unrealized
                                   Common Stock     Additional                  Holding     Retained        Total
                                -------------------  Paid-In      Unearned       Gains      Earnings     Stockholders'
                                 Shares    Amount    Capital    Compensation    (Losses)    (Deficit)       Equity
------------------------------- --------- --------- ----------- -------------- ----------- ----------- ---------------

Balance, January 30, 1999         37,879   $   379   $ 374,705    $     (798)  $      22   $    8,191    $ 382,499
  Net income                           -         -           -             -           -          653          653
  Unrealized holding losses            -         -           -             -         (15)           -          (15)
  Exercise of stock options            3         -          11             -           -            -           11
  Income tax benefit of
     stock options                     -         -          13             -           -            -           13
  Amortization of restricted
     stock grants                      -         -           -           114           -            -          114
  Cancellation of restricted
     stock grants                     (5)        -         (34)           17           -            -          (17)
------------------------------- --------- --------- ----------- -------------- ----------- ----------- ---------------

Balance, May 1, 1999              37,877   $   379   $ 374,695    $     (667)   $      7   $    8,844    $ 383,258
=============================== ========= ========= =========== ============== =========== =========== ===============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 HOMEBASE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 30, 1999. The January 30, 1999 balances reported herein are derived from the audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

The results for the interim periods are not necessarily indicative of results for the full fiscal year because, among other things, the Company's business is subject to seasonal influences. Sales and earnings for the Company have typically been higher in the second and third quarters of the fiscal year, which include the most active seasons for home improvement sales, and lower in the first and fourth quarters.

The fiscal years ending January 29, 2000 and January 30, 1999 are referred to herein as "fiscal 1999" and "fiscal 1998", respectively. The 13 weeks ended May 1, 1999 and May 2, 1998 are referred to herein as the "first quarter of fiscal 1999" and the "first quarter of fiscal 1998", respectively.

The consolidated financial statements of the Company include the financial statements of the Company's subsidiaries, all of which are wholly owned.

2.   Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

4.   Interest on Debt and Capital Leases

Interest on debt and capital leases in the consolidated statements of income is presented net of interest and investment income of $0.8 million in the first quarter of both fiscal 1999 and fiscal 1998.

                                 HOMEBASE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

5.   Net Income Per Share

The following is a reconciliation of the numerator and the denominator used in the calculation of net income per share:

                                                                                 13 Weeks Ended
----------------------------------------------------------------------- ----------------------------------
                                                                            May 1,            May 2,
(In thousands)                                                               1999              1998
----------------------------------------------------------------------- ---------------- -----------------

Numerator:

   Net income                                                             $      653       $       91
----------------------------------------------------------------------- ---------------- -----------------

   Numerator for basic net income per share                                      653               91

Effect of dilutive securities:
   5.25% convertible subordinated notes(1)                                         -                -
----------------------------------------------------------------------- ---------------- -----------------

   Numerator for diluted net income per share                             $      653       $       91
======================================================================= ================ =================

                                                                                 13 Weeks Ended
----------------------------------------------------------------------- ----------------------------------
                                                                            May 1,            May 2,
(In thousands)                                                               1999              1998
----------------------------------------------------------------------- ---------------- -----------------

Denominator:

   Denominator for basic net income per share - Weighted
     average shares                                                           37,878           37,764

Effect of dilutive securities:
   Employee stock options                                                         76              304
   Assumed conversion of 5.25% convertible subordinated notes(1)                   -                -
----------------------------------------------------------------------- ---------------- -----------------

Denominator for diluted net income per share                                  37,954           38,068
======================================================================= ================ =================

(1) The effect of the convertible securities has been excluded from the computation of diluted net income per share because it was antidilutive in the first quarter of both fiscal 1999 and fiscal 1998.

6.   Supplemental Balance Sheet Information

Property and equipment consists of the following:

----------------------------------------------------- ----------------- ---------------- -----------------
                                                           May 1,         January 30,         May 2,
(In thousands)                                              1999             1999              1998
----------------------------------------------------- ----------------- ---------------- -----------------

Land and buildings                                      $   157,774       $  157,760       $   157,589
Leasehold improvements                                       70,670           69,577            65,023
Furniture, fixtures and equipment                           156,716          148,674           141,273
----------------------------------------------------- ----------------- ---------------- -----------------
                                                            385,160          376,011           363,885
Accumulated depreciation                                   (125,341)        (119,176)         (106,765)
----------------------------------------------------- ----------------- ---------------- -----------------

Property and equipment, net                             $   259,819       $  256,835       $   257,120
===================================================== ================= ================ =================

Property under capital leases consists of the following:

----------------------------------------------------- ----------------- ---------------- -----------------
                                                           May 1,         January 30,         May 2,
(In thousands)                                              1999             1999              1998
----------------------------------------------------- ----------------- ---------------- -----------------

Property under capital leases                           $     9,696       $    9,696       $     9,696
Accumulated depreciation                                     (4,608)          (4,498)           (4,169)
----------------------------------------------------- ----------------- ---------------- -----------------

Property under capital leases, net                      $     5,088       $    5,198       $     5,527
===================================================== ================= ================ =================



                                 HOMEBASE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

7.   Pension Plan

On July 26, 1997, the Board of Directors approved the termination of the Waban Inc. Retirement Plan (the "Plan"). In accordance with generally accepted accounting principles, the costs to terminate the Plan were not recognized until the Plan was settled, which occurred in the first quarter of fiscal 1998. Net income for the 13 weeks ended May 2, 1998 includes a charge of approximately $0.7 million, net of taxes, related to the settlement of the Plan.

8.   Restructuring Reserve

As of January 30, 1999, $5.9 million of the Company's fiscal 1993 restructuring charge remained accrued on the Company's consolidated balance sheet. During the 13 weeks ended May 1, 1999, the Company incurred cash expenditures of $0.4 million for lease obligations on closed facilities. As of May 1, 1999, $5.5 million remained accrued on the Company's balance sheet consisting primarily of lease obligations on closed facilities, which extend through 2007.

9.    Subsequent Event

On May 17, 1999, the Company paid $6.6 million to redeem its 11% senior subordinated notes. In July 1997, the Company purchased U.S. Treasury securities and deposited the funds in escrow with the trustee of the notes, which were used to retire the debt and pay interest through the retirement date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organization and Presentation

The fiscal years ending January 29, 2000 and January 30, 1999 are referred to herein as "fiscal 1999" and "fiscal 1998", respectively. The 13 weeks ended May 1, 1999 and May 2, 1998 are referred to herein as the "first quarter of fiscal 1999" and the "first quarter of fiscal 1998", respectively.

The following table presents the results of operations for the periods indicated as a percentage of net sales.

                                                                                     13 Weeks Ended
------------------------------------------------------------------------------ ---------------------------
                                                                                   May 1,     May 2,
                                                                                    1999         1998
------------------------------------------------------------------------------ ------------- -------------

Net sales                                                                          100.0%        100.0%

Cost of sales, including buying and occupancy costs                                 78.6          78.0
------------------------------------------------------------------------------ ------------- -------------

Gross profit                                                                        21.4          22.0

Selling, general and administrative expenses                                        20.4          21.7
Pre-opening expenses                                                                 0.4            -
------------------------------------------------------------------------------ ------------- -------------

Operating income                                                                     0.6           0.3

Interest on debt and capital leases, net                                             0.3           0.3
------------------------------------------------------------------------------ ------------- -------------
Income before income taxes                                                           0.3            -

Provision for income taxes                                                           0.1            -
------------------------------------------------------------------------------ ------------- -------------

Net income                                                                           0.2%           -  %
============================================================================== ============= =============

Net Sales

Net sales for the first quarter of fiscal 1999 increased 4.7% to $365.3 million from $348.9 million in the first quarter of fiscal 1998. There were 85 stores in operation at the end of the first quarter of fiscal 1999 versus 83 open at the end of the first quarter of fiscal 1998. Comparable store sales grew 2.7%, driven by an increase in the size of the average transaction.

Gross Profit

Gross profit decreased to 21.4% of net sales in the first quarter of fiscal 1999 compared to 22.0% in the first quarter of fiscal 1998. This decrease was the result of a sales mix in the first quarter of fiscal 1998 which favored higher gross margin categories due to El Nino weather. The sales mix during the first quarter of fiscal 1999 reflects a more traditional lumber and building materials contribution to total sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") decreased to 20.4% of net sales for the first quarter of fiscal 1999, from 21.7% of net sales for the first quarter of fiscal 1998. Higher payroll expenses related to the Company's previously announced strategic initiative to build customer service levels were offset by the absence of incremental remodel costs in the current year and by the leverage provided by comparable sales increases. Additionally, in the first quarter of fiscal 1998, the Company incurred pre-tax settlement costs of approximately $1.1 million associated with the termination of the Waban Inc. Retirement Plan.

Pre-opening Expenses

Pre-opening expenses were $1.6 million for the first quarter of fiscal 1999 compared to $0.0 million for the first quarter of fiscal 1998. The expenses are primarily attributable to one store, which opened in March 1999, and spending for three stores scheduled to open in May 1999.

Interest on Debt and Capital Leases

Interest on debt and capital leases, net, was $1.1 million for both the first quarter of fiscal 1999 and the first quarter of fiscal 1998. Interest on debt and capital leases is presented net of interest and investment income of $0.8 for both the first quarter of fiscal 1999 and the first quarter of fiscal 1998.

Net Income

Net income for the first quarter of fiscal 1999 was $0.7 million, or $0.02 per share, diluted, compared to $0.1 million, or $0.00 per share, diluted, in the comparable prior year period. This year's net income includes pre-tax costs of $1.6 million for pre-opening expenses, whereas virtually no such costs were incurred in the first quarter of fiscal 1998. Net income in the first quarter of fiscal 1998 included a pre-tax charge of $1.1 million for the termination of the Waban Inc. Retirement Plan.


Liquidity and Capital Resources

Cash flows from operating activities provides the Company with a significant source of liquidity. Additionally, the Company has a revolving line of credit of $105 million to provide capital as needed for corporate growth and working capital purposes.

At May 1, 1999, the Company had no borrowings under its revolving credit facility, and had $22.1 million in letters of credit outstanding. At May 29, 1999, the Company had $86.5 million available for borrowing under the revolving credit facility.

At May 1, 1999, the Company had $73.3 million in cash, cash equivalents and marketable securities. The Company believes that its current resources, together with internally generated cash flows from operations, lease financing and amounts available under its revolving credit facility will be sufficient to finance the expansion plan and other operating needs during fiscal 1999.

Restructuring Reserve

As of January 30, 1999, $5.9 million of the Company's fiscal 1993 restructuring charge remained accrued on the Company's consolidated balance sheet. During the first quarter of fiscal 1999, the Company incurred cash expenditures of $0.4 million for lease obligations on closed facilities. As of May 1, 1999, $5.5 million remained accrued on the Company's balance sheet consisting primarily of lease obligations on closed facilities, which extend through 2007.

Year 2000 Compliance

The Company has conducted a review of its computer systems and has identified the systems that could be affected by the Year 2000 issue. The Year 2000 issue relates to the inability of information systems to recognize and process date-sensitive information beyond December 31, 1999. In addition, many systems and equipment that are not typically thought of as "computer-related" contain imbedded hardware and software that may be date-sensitive and can be impacted by the Year 2000 issue. If the Company's computer systems cannot recognize a date using "00" as the Year 2000, it could result in miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoice payments or engage in other normal business activities.

Early in fiscal 1996, the Company commenced a program to address the Year 2000 issue and to pursue compliance with vendors. The scope of the project includes: ensuring the compliance of all applications, operating systems and hardware on mainframe, personal computer and local area network platforms; addressing issues related to systems and equipment that do not contain embedded hardware and software; and addressing the compliance of third party vendors.

The Company estimates the total cost of this compliance program to be approximately $2.0 million, including internal staff costs and the cost to write off any unamortized existing hardware and software that may need to be replaced. The Company has incurred approximately $1.1 million in costs through the first quarter of fiscal 1999, with the remaining $0.9 million in projected expenditures expected to be incurred by the end of fiscal 1999.

The Company believes that more than 90% of its mainframe applications, including all financial and accounting systems, are now Year 2000 compliant. The Company expects that the remaining mainframe systems will be Year 2000 compliant by the second quarter of fiscal 1999. All other equipment and systems, including personal computers, local area networks, and other peripherals are expected to be Year 2000 compliant by the end of the third quarter of fiscal 1999.

Although management anticipates that its systems and applications will be Year 2000 compliant on a timely basis, there can be no assurance that the systems of other companies with which the Company does business will be Year 2000 compliant on a timely basis. In March 1998, the Company established a Year 2000 committee, which includes senior members from various business units within the Company. The committee members identified the major third party vendors from their respective business units. The Company sent Year 2000 compliance questionnaires and, to date, has received responses from more than 80% of the vendors polled. Management is reviewing their responses and assessing the need to develop contingency plans for those vendors who may not be Year 2000 compliant. The risks involved with not solving the Year 2000 issue include, but are not limited to, the following: loss of local or regional electric power, loss of telecommunication services, delays or cancellations of shipping or transportation, the inability to process credit card transactions and bank errors.

The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance could be affected by, among other things, the availability of programming and testing resources, failure to identify all susceptible systems, non-compliance by third parties, and other similar uncertainties. These and other unforeseen factors could harm the Company's financial position, liquidity and results of operations.


================================================================================
Forward-Looking Information
--------------------------------------------------------------------------------
This report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, the words "believe," "estimate," "expect," "anticipate," "plans," and similar expressions are intended to identify forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expected. Although the Company believes that comments reflected in such forward-looking statements are reasonable, they are based on information existing at the time made. Important factors that could cause actual results to differ materially from expectations include, but are not limited to, the Company's ability to successfully implement the new operating and sales strategy, its ability to execute its accelerated store opening plan, the competitive marketplace, and the risk factors described in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999.
================================================================================

                           Part II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the first quarter of fiscal 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a)  Exhibits

       10.31  Equity Unit  Agreement,  dated  February  8, 1999,  with Thomas F.
              Gallagher
       10.32  Equity Unit  Agreement,  dated  February 8, 1999,  with
              William B. Langsdorf
       10.33  Equity Unit Agreement, dated February 8, 1999, with Scott L.
              Richards
       27     Financial Data Schedule

   b)  Reports on Form 8-K

       On February 1, 1999, the Company filed a report on Form 8-K which coincided with a press release announcing the preliminary results for the fourth quarter and fiscal year ended January 30, 1999, and a new strategic program aimed at enhancing same store sales.

       On April 5, 1999, the Company filed a report on Form 8-K under Item 5 thereof, announcing the adoption of a replacement stockholder rights plan. The new stockholder rights plan replaced an existing stockholder rights plan that expired, by its terms, on April 6, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                     HomeBase, Inc.





Date:    June 8, 1999                            /s/ ALLAN P. SHERMAN
         ----------------------------            -------------------------------
                                                     Allan P. Sherman
                                                     President and Chief
                                                     Executive Officer


Date:    June 8, 1999                            /s/ WILLIAM B. LANGSDORF
         ----------------------------            -------------------------------
                                                     William B. Langsdorf
                                                     Executive Vice President
                                                     and Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)