Form 10-Q
period 1999-07-31
HOMEBASE INC
filed 1999-09-08
CIK 850316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  _____________

                                    FORM 10-Q



                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                                Commission File Number
      July 31, 1999                                            1-10259

                                 HomeBase, Inc.
             (Exact name of Registrant as specified in its charter)


                 DELAWARE                                        33-0109661
(State or other jurisdiction of incorporation or              (I.R.S. Employer
                 organization)                               Identification No.)

          3345 Michelson Drive
               Irvine, CA                                         92612
(Address of principal executive offices)                        (Zip Code)

                                 (949) 442-5000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At August 28, 1999, there were 37,875,461 shares outstanding.

                         Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 HOMEBASE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                           13 Weeks Ended                   26 Weeks Ended
-------------------------------------------------- --------------- ---------------- --------------- ----------------
                                                      July 31,        August 1,        July 31,        August 1,
                                                        1999            1998             1999            1998
-------------------------------------------------- --------------- ---------------- --------------- ----------------

Net sales                                           $   453,667     $   424,625      $   818,960     $   773,521

Cost of sales, including buying and occupancy
costs                                                   353,064         327,208          640,080         599,166
-------------------------------------------------- --------------- ---------------- --------------- ----------------

Gross profit                                            100,603          97,417          178,880         174,355

Selling, general and administrative expenses             82,458          73,035          157,017         148,703
Pre-opening expenses                                      1,433               1            3,002               2
-------------------------------------------------- --------------- ---------------- --------------- ----------------

Operating income                                         16,712          24,381           18,861          25,650

Interest on debt and capital leases, net                    638             649            1,709           1,767
-------------------------------------------------- --------------- ---------------- --------------- ----------------

Income before income taxes                               16,074          23,732           17,152          23,883

Provision for income taxes                                5,921           9,039            6,346           9,099
-------------------------------------------------- --------------- ---------------- --------------- ----------------

Net income                                          $    10,153     $    14,693      $    10,806     $    14,784
================================================== =============== ================ =============== ================


Net income per share:
     Basic                                          $      0.27     $      0.39      $      0.29     $      0.39
     Diluted                                        $      0.23     $      0.32      $      0.26     $      0.35

Weighted average common and common equivalent
   shares used in computation of net income per share:
     Basic                                               37,877          37,860           37,878          37,812
     Diluted                                             47,951          48,111           47,877          47,999


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 HOMEBASE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                   (Unaudited)

----------------------------------------------------------------- ---------------- ----------------- ---------------
                                                                     July 31,        January 30,       August 1,
                                                                       1999              1999             1998
----------------------------------------------------------------- ---------------- ----------------- ---------------

ASSETS
   Current assets:
     Cash and cash equivalents                                      $   73,860        $   35,578       $   89,150
     Marketable securities                                              14,962            27,939           13,993
     Accounts receivable (net of allowance for doubtful
       accounts of $235, $220 and $283, respectively)                   32,138            20,759           29,099
     Merchandise inventories                                           354,283           339,650          317,946
     Current deferred income taxes                                       8,908             9,803           12,349
     Prepaid expenses and other current assets                           8,671            17,044           15,293
----------------------------------------------------------------- ---------------- ----------------- ---------------
   Total current assets                                                492,822           450,773          477,830

   Property and equipment, net                                         259,703           256,835          255,097
   Property under capital leases, net                                    4,978             5,198            5,417
   Deferred income taxes                                                10,103            10,205           13,539
   Other assets                                                          5,116             5,971            6,353
----------------------------------------------------------------- ---------------- ----------------- ---------------

   Total assets                                                     $  772,722        $  728,982       $  758,236
================================================================= ================ ================= ===============

LIABILITIES
   Current liabilities:
     Accounts payable                                               $  129,346        $  103,248       $  126,928
     Restructuring reserve                                               1,221             2,066            6,467
     Accrued expenses and other current liabilities                     81,125            75,838           77,499
     Accrued income taxes                                               10,678               691            2,397
     Current installments of long-term debt                                  -             6,716            6,713
     Obligations under capital leases due within one year                  304               284              265
----------------------------------------------------------------- ---------------- ----------------- ---------------
   Total current liabilities                                           222,674           188,843          220,269

   Long-term debt                                                      100,000           100,293          100,333
   Obligations under capital leases, less portion due
     within one year                                                     8,209             8,366            8,513
   Noncurrent restructuring reserve                                      2,694             3,862            4,868
   Other noncurrent liabilities                                         45,610            45,119           49,787
----------------------------------------------------------------- ---------------- ----------------- ---------------
   Total liabilities                                                   379,187           346,483          383,770

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, par value $.01 per share; authorized
     190,000,000 shares; issued and outstanding 37,875,461,
     37,879,044 and 37,879,622 shares                                      379               379              379
   Additional paid-in capital                                          374,733           374,705          374,732
   Unearned compensation                                                  (532)             (798)          (1,256)
   Unrealized holding gains (losses)                                       (42)               22               (1)
   Retained earnings                                                    18,997             8,191              612
----------------------------------------------------------------- ---------------- ----------------- ---------------
   Total stockholders' equity                                          393,535           382,499          374,466
----------------------------------------------------------------- ---------------- ----------------- ---------------

   Total liabilities and stockholders' equity                       $  772,722        $  728,982       $  758,236
================================================================= ================ ================= ===============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 HOMEBASE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                           26 Weeks Ended
------------------------------------------------------------------------- ------- ----------------------------------
                                                                                     July 31,         August 1,
                                                                                       1999              1998
------------------------------------------------------------------------- ------- ---------------- -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          $ 10,806        $  14,784
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                     14,028           13,523
      Loss on property disposals                                                            11              149
      Amortization of discount on marketable securities                                   (222)             (42)
      Other non-cash items                                                                 213              314
      Deferred income taxes                                                                997               50
    Increase (decrease) in cash due to changes in:
      Accounts receivable                                                              (11,379)          (3,702)
      Merchandise inventories                                                          (14,633)          (3,758)
      Prepaid expenses and other current assets                                          8,371            1,877
      Other assets                                                                         438           (1,113)
      Accounts payable                                                                  26,098           30,806
      Restructuring reserve                                                             (1,801)          (1,353)
      Accrued expenses and other current liabilities                                     4,920            8,276
      Accrued income taxes                                                              10,049           13,077
      Other noncurrent liabilities                                                         492             (598)
------------------------------------------------------------------------- ------- ---------------- -----------------

    Net cash provided by operating activities                                           48,388           72,290

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities                                                  (8,249)         (12,447)
    Sales of marketable securities                                                       5,220            1,504
    Maturities of marketable securities                                                 16,164            2,865
    Property additions                                                                 (16,143)         (20,200)
    Property disposals                                                                      32              282
------------------------------------------------------------------------- ------- ---------------- -----------------

    Net cash used in investing activities                                               (2,976)         (27,996)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term debt                                                         (7,009)             (41)
    Repayment of capital lease obligations                                                (137)             (98)
    Debt issuance costs                                                                     (3)            (250)
    Proceeds from sale and issuance of common stock                                         19              642
------------------------------------------------------------------------- ------- ---------------- -----------------

    Net cash (used in) provided by financing activities                                 (7,130)             253
------------------------------------------------------------------------- ------- ---------------- -----------------

    Net increase in cash and cash equivalents                                           38,282           44,547
    Cash and cash equivalents at beginning of year                                      35,578           44,603
------------------------------------------------------------------------- ------- ---------------- -----------------

    Cash and cash equivalents at end of period                                        $ 73,860         $ 89,150
========================================================================= ======= ================ =================

Supplemental cash flow information:
    Interest paid                                                                     $    647         $    970
    Tax refunds received, net                                                           (4,794)          (4,135)

Non-cash financing and investing activities:
    Tax benefit of employee stock options                                             $     62         $    415
========================================================================= ======= ================ =================



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
                                -------------------  Paid-In      Unearned       Gains      Earnings   Stockholders'
                                 Shares    Amount    Capital    Compensation    (Losses)   (Deficit)       Equity
------------------------------- --------- --------- ----------- -------------- ----------- ----------- ---------------

Balance, January 31, 1998         37,707   $   377   $ 375,026    $   (1,570)  $       6   $  (14,172) $   359,667
  Net income                           -         -           -             -           -       14,784       14,784
  Unrealized holding losses            -         -           -             -          (7)           -           (7)
  Exercise of stock options          181         2         640             -           -            -          642
  Income tax benefit of
     stock options                     -         -         415             -           -            -          415
  Amortization of
     restricted stock grants           -         -           -           262           -            -          262
  Cancellation of
     restricted stock grants          (8)        -           -            52           -            -           52
  Equity transfer
     adjustment related to
     spin-off of BJ's
     Wholesale Club, Inc.              -         -      (1,349)            -           -            -       (1,349)
------------------------------- --------- --------- ----------- -------------- ----------- ----------- ---------------

Balance, August 1, 1998           37,880   $   379   $ 374,732    $   (1,256)   $     (1)  $      612    $ 374,466
=============================== ========= ========= =========== ============== =========== =========== ===============



------------------------------- ------------------- ----------- -------------- ----------- ----------- ---------------
                                                                               Unrealized
                                   Common Stock     Additional                  Holding                    Total
                                -------------------  Paid-In      Unearned       Gains      Retained   Stockholders'
                                 Shares    Amount    Capital    Compensation    (Losses)    Earnings       Equity
------------------------------- --------- --------- ----------- -------------- ----------- ----------- ---------------

Balance, January 30, 1999         37,879   $   379  $  374,705    $     (798)  $      22   $    8,191    $ 382,499
  Net income                           -         -           -             -           -       10,806       10,806
  Unrealized holding losses            -         -           -             -         (64)           -          (64)
  Exercise of stock options            6         -          19             -           -            -           19
  Income tax benefit of
stock options                          -         -          62             -           -            -           62
  Amortization of
restricted stock grants                -         -           -           218           -            -          218
  Cancellation of
restricted stock grants               (9)        -         (53)           48           -            -           (5)
------------------------------- --------- --------- ----------- -------------- ----------- ----------- ---------------

Balance, July 31, 1999            37,876   $   379  $  374,733    $     (532)   $    (42)  $   18,997    $ 393,535
=============================== ========= ========= =========== ============== =========== =========== ===============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 HOMEBASE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair statement of the results have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 30, 1999. The January 30, 1999 balances reported herein are derived from the audited financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

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

The fiscal years ending January 29, 2000 and January 30, 1999 are referred to herein as "fiscal 1999" and "fiscal 1998", respectively. The 13 weeks ended July 31, 1999 and August 1, 1998 are referred to herein as the "second quarter of fiscal 1999" and the "second quarter of fiscal 1998", respectively.

The consolidated financial statements of the Company include the financial statements of the Company's subsidiaries, all of which are wholly owned.

Note 2 - Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities (e.g., co-operative advertising and rebate reserves, self-insurance reserves, store closure and restructure reserves and inventory reserves), disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 - Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 4 - Interest on Debt and Capital Leases

Interest on debt and capital leases in the consolidated statements of income is presented net of interest and investment income of $1.2 million and $1.3 million in the second quarter of fiscal 1999 and 1998, respectively, and $2.1 million for the first half of both fiscal 1999 and fiscal 1998.

                                 HOMEBASE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

Note 5 - Net Income Per Share

The following is a reconciliation of the numerator and the denominator used in the calculation of net income per share:

                                              13 Weeks Ended                     26 Weeks Ended
------------------------------------ ---------------- ----------------- ---------------- -----------------
                                        July 31,         August 1,         July 31,         August 1,
(In thousands)                            1999              1998             1999              1998
------------------------------------ ---------------- ----------------- ---------------- -----------------

Numerator:

   Net income                         $    10,153      $    14,693       $    10,806      $    14,784
------------------------------------ ---------------- ----------------- ---------------- -----------------

   Numerator for basic net
     income per share                      10,153           14,693            10,806           14,784

Effect of dilutive securities:
   5.25% convertible
     subordinated notes                       912              896             1,823            1,787
------------------------------------ ---------------- ----------------- ---------------- -----------------

   Numerator for diluted net
     income per share                 $    11,065      $    15,589       $    12,629      $    16,571
==================================== ================ ================= ================ =================


                                              13 Weeks Ended                     26 Weeks Ended
------------------------------------ ---------------- ----------------- ---------------- -----------------
                                        July 31,         August 1,         July 31,         August 1,
(In thousands)                            1999              1998             1999              1998
------------------------------------ ---------------- ----------------- ---------------- -----------------

Denominator:

   Denominator for basic net
     income per share -
     weighted average shares               37,877           37,860            37,878           37,812

Effect of dilutive securities:
   Employee stock options                     287              464               212              400
   Assumed conversion of 5.25%
     convertible subordinated
     notes                                  9,787            9,787             9,787            9,787
------------------------------------ ---------------- ----------------- ---------------- -----------------

   Denominator for diluted net
     income per share                      47,951           48,111            47,877           47,999
==================================== ================ ================= ================ =================


Note 6 - Supplemental Balance Sheet Information

Property and equipment consists of the following:

----------------------------------------------------- ----------------- ---------------- -----------------
                                                          July 31,        January 30,       August 1,
(In thousands)                                              1999             1999              1998
----------------------------------------------------- ----------------- ---------------- -----------------

Land and buildings                                     $   157,830       $   157,760      $   157,626
Leasehold improvements                                      71,343            69,577           65,875
Furniture, fixtures and equipment                          162,258           148,674          142,834
----------------------------------------------------- ----------------- ---------------- -----------------
                                                           391,431           376,011          366,335
Accumulated depreciation                                  (131,728)         (119,176)        (111,238)
----------------------------------------------------- ----------------- ---------------- -----------------

Property and equipment, net                            $   259,703       $   256,835      $   255,097
===================================================== ================= ================ =================

                                 HOMEBASE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

Property under capital leases consists of the following:

----------------------------------------------------- ----------------- ---------------- -----------------
                                                          July 31,        January 30,       August 1,
(In thousands)                                              1999             1999              1998
----------------------------------------------------- ----------------- ---------------- -----------------

Property under capital leases                          $     9,696       $     9,696      $     9,696
Accumulated depreciation                                    (4,718)           (4,498)          (4,279)
----------------------------------------------------- ----------------- ---------------- -----------------

Property under capital leases, net                     $     4,978       $     5,198      $     5,417
===================================================== ================= ================ =================


Note 7 - Pension Plan

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

Note 8 - Restructuring Reserve

As of January 30, 1999, $5.9 million of the Company's fiscal 1993 restructuring charge remained accrued on the Company's consolidated balance sheet. During the 26 weeks ended July 31, 1999, the Company incurred net cash expenditures of $2.0 million primarily related to lease obligations on closed facilities and costs associated with the closure in July of an older, under-performing store. As of July 31, 1999, $3.9 million remained accrued on the Company's balance sheet consisting primarily of lease obligations on closed facilities, which extend through 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organization and Presentation

The fiscal years ending January 29, 2000 and January 30, 1999 are referred to herein as "fiscal 1999" and "fiscal 1998", respectively. The 13 weeks ended July 31, 1999 and August 1, 1998 are referred to herein as the "second quarter of fiscal 1999" and the "second quarter of fiscal 1998", respectively.

The following table presents the results of operations for the periods indicated as a percentage of net sales.

                                                         13 Weeks Ended              26 Weeks Ended
-------------------------------------------------- --------------------------- ---------------------------
                                                     July 31,     August 1,      July 31,     August 1,
                                                       1999          1998          1999          1998
-------------------------------------------------- ------------- ------------- ------------- -------------

Net sales                                              100.0 %       100.0 %       100.0 %       100.0 %

Cost of sales, including buying and occupancy
costs                                                   77.8          77.1          78.2          77.5
-------------------------------------------------- ------------- ------------- ------------- -------------

Gross profit                                            22.2          22.9          21.8          22.5

Selling, general and administrative expenses            18.2          17.2          19.2          19.2
Pre-opening expenses                                     0.3            -            0.3            -
-------------------------------------------------- ------------- ------------- ------------- -------------

Operating income                                         3.7           5.7           2.3           3.3

Interest on debt and capital leases, net                 0.2           0.1           0.2           0.2
-------------------------------------------------- ------------- ------------- ------------- -------------
Income before income taxes                               3.5           5.6           2.1           3.1

Provision for income taxes                               1.3           2.1           0.8           1.2
-------------------------------------------------- ------------- ------------- ------------- -------------

Net income                                               2.2 %         3.5 %         1.3 %         1.9 %
================================================== ============= ============= ============= =============

Net Sales

Net sales for the second quarter of fiscal 1999 increased 6.9% to $453.7 million from $424.6 million in the second quarter of fiscal 1998. There were 87 stores in operation at the end of the second quarter of fiscal 1999 versus 83 open at the end of the second quarter of fiscal 1998. Comparable store sales grew 2.0%, driven by an increase in the size of the average transaction.

Net sales for the 26 weeks ended July 31, 1999 increased 5.9% to $819.0 million versus $773.5 million in the comparable prior year period. The increase was driven in part by the previously announced sales initiatives and in part by the contributions from the new store openings. Comparable store sales grew 2.3% versus the first six months of fiscal 1998.

Gross Profit

Gross profit was 22.2% of net sales in the second quarter of fiscal 1999 compared to 22.9% in the second quarter of fiscal 1998. Gross profit for the 26 weeks ended July 31, 1999 was 21.8% of net sales compared to 22.5% for the 26 weeks ended August 1, 1998. These decreases were the result of a shift in the mix of sales during fiscal 1999, favoring merchandise categories with lower gross margins. The sales mix during fiscal 1999 versus the comparable prior year periods reflect a larger proportion of lumber and building materials sales which generally have a lower gross profit than does the overall mix of goods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") increased to 18.2% of net sales for the second quarter of fiscal 1999, from 17.2% of net sales for the second quarter of fiscal 1998. Higher advertising and payroll expenses related to the Company's previously announced sales initiatives were partially offset by the leverage provided by comparable store sales increases.

For the 26 week periods ended July 31, 1999 and August 1, 1998 SG&A was 19.2%. This year's results include additional costs related to the Company's sales initiatives; the results for the 26 weeks ended August 1, 1998 include incremental remodel costs as well as a pre-tax settlement cost of approximately $1.1 million associated with the termination of the Waban Inc. Retirement Plan.

Pre-opening Expenses

Pre-opening expenses were $1.4 million for the second quarter of fiscal 1999 compared to $0.0 million for the second quarter of fiscal 1998. Pre-opening expenses for the 26 weeks ended July 31, 1999 were $3.0 million compared to $0.0 million for the comparable prior year period. The expenses are attributable to the opening of one store in March 1999 and three stores in May 1999.

Interest on Debt and Capital Leases

Interest on debt and capital leases, net, was $0.6 million for both the second quarter of fiscal 1999 and fiscal 1998 and approximately $1.7 million for the 26 week periods ended in fiscal 1999 and fiscal 1998. Interest on debt and capital leases is presented net of interest and investment income of $1.2 million for the second quarter of fiscal 1999 and $1.3 million for the second quarter of fiscal 1998 and $2.1 million for the first half of both fiscal 1999 and fiscal 1998.

Provision for Income Taxes

The income tax rate was 37.0% for the 26 weeks ended July 31, 1999 compared to 38.1% for the comparable prior year period. The decrease in the rate in fiscal 1999 reflects state income tax credits and interest income from municipal bond investments not subject to federal income taxation.

Net Income

Net income for the second quarter of fiscal 1999 was $10.2 million, or $0.23 per diluted share, compared to $14.7 million, or $0.32 per diluted share, in the comparable prior year period. Net income for the second quarter of fiscal 1999 includes pre-tax costs of $1.4 million for pre-opening expenses as well as incremental spending for increases in payroll and advertising related to the previously announced sales initiatives.

Net income for the 26 weeks ended July 31, 1999 was $10.8 million, or $0.26 per diluted share, compared to $14.8 million, or $0.35 per diluted share, in the comparable prior year period. Included in net income for the 26 weeks ended July 31, 1999 were pre-tax costs of $3.0 million for pre-opening expenses coupled with incremental spending related to the current year's sales initiatives. Net income for the 26 weeks ended August 1, 1998 included a pre-tax charge of $1.1 million for the termination of the Waban Inc. Retirement Plan and incremental costs related to store remodeling.


Liquidity and Capital Resources

Cash flow from operating activities provides the Company with a significant source of liquidity. Additionally, the Company has a revolving line of credit of $105 million to provide capital as needed for corporate growth and working capital purposes.

At July 31, 1999, the Company had no borrowings under its revolving credit facility, and had $15.1 million in letters of credit outstanding. At August 28, 1999, the Company had $92.4 million available for borrowing under the revolving credit facility.

In May 1999, the Company repaid the remaining $6.6 million outstanding balance of its 11% senior subordinated notes. In July 1997, the Company purchased U.S. Treasury securities, which matured in May 1999 and were used as the source for this debt repayment.

At July 31, 1999, the Company had $88.8 million in cash, cash equivalents and marketable securities. The Company believes that its current resources, together with internally generated cash flow from operations, lease financing and amounts available under its revolving credit facility will be sufficient to finance expansion plans and other operating needs during fiscal 1999.

Restructuring Reserve

As of January 30, 1999, $5.9 million of the Company's fiscal 1993 restructuring charge remained accrued on the Company's consolidated balance sheet. During the 26 weeks ended July 31, 1999, the Company incurred net cash expenditures of $2.0 million primarily related to lease obligations on closed facilities and costs associated with the closure in July of an older, under-performing store. As of July 31, 1999, $3.9 million remained accrued on the Company's balance sheet consisting primarily of lease obligations on closed facilities, which extend through 2007.


Year 2000 Compliance

The Company has conducted a review of its computer systems and has identified the systems that could be affected by the Year 2000 issue. The Year 2000 issue relates to the inability of information systems to recognize and process date-sensitive information beyond December 31, 1999. In addition, many systems and equipment that are not typically thought of as "computer-related" contain embedded hardware and software that may be date-sensitive and can be impacted by the Year 2000 issue. If the Company's computer systems cannot recognize a date using "00" as the Year 2000, it could result in miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoice payments or engage in other normal business activities.

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

The Company estimates the total cost of this compliance program to be approximately $2.0 million, including internal staff costs and the cost to write off any unamortized existing hardware and software that may need to be replaced. The Company has incurred approximately $1.5 million in costs through the second quarter of fiscal 1999, with the remaining $0.5 million in projected expenditures expected to be incurred by the end of fiscal 1999.

The Company believes that more than 98% of its mainframe applications, including all financial and accounting systems, are now Year 2000 compliant. The Company expects that the remaining mainframe systems will be Year 2000 compliant by the third quarter of fiscal 1999. All other equipment and systems, including personal computers, local area networks, and other peripherals, are also expected to be Year 2000 compliant by the end of the third quarter of fiscal 1999.

Although management anticipates that its systems and applications will be substantially Year 2000 compliant on a timely basis, there can be no assurance that the systems of other companies with which the Company does business will be Year 2000 compliant on a timely basis. In March 1998, the Company established a Year 2000 committee, which includes senior members from various business units within the Company. The committee members identified the major third party vendors from their respective business units. The Company sent Year 2000 compliance questionnaires and, to date, has received responses from more than 91% of the vendors polled. Management is reviewing their responses and assessing the need to develop contingency plans for those vendors who may not be Year 2000 compliant. The risks involved with not solving the Year 2000 issue include, but are not limited to, the following: loss of local or regional electric power, loss of telecommunication services, delays or cancellations of shipping or transportation, the inability to process credit card transactions and bank errors.

The discussion of the Company"s efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance could be affected by, among other things, the availability of programming and testing resources, failure to identify all susceptible systems, non-compliance by third parties, and other similar uncertainties. These and other unforeseen factors could harm the Company's financial position, liquidity and results of operations.



--------------------------------------------------------------------------------
Forward-Looking Information
--------------------------------------------------------------------------------
This report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, the words "believe," "estimate," "expect," "anticipate," "plans," and similar expressions are intended to identify forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expected. Although the Company believes that comments reflected in such forward-looking statements are reasonable, they are based on information existing at the time made. Important factors that could cause actual results to differ materially from expectations include, but are not limited to, the Company's ability to successfully implement the new operating and sales strategy, its ability to execute its accelerated store opening plan, the competitive marketplace, and the risk factors described in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999.
--------------------------------------------------------------------------------

                           Part II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 1999 Annual Meeting of Stockholders of the Company (the "Annual Meeting") held on June 3, 1999, the following matters were acted upon by the stockholders of the Company:

Proposal 1 - Election  of John D. Barr and Lorne R. Waxlax as  directors for the ensuing three years.
Proposal 2 - Re-Approval of Management Incentive Plan
Proposal 3 - Re-Approval of Growth Incentive Plan

The number of shares of Common Stock outstanding and entitled to vote at the Annual Meeting was 37,881,636. The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, were Robert W. Cox, Harold Leppo, Allan P. Sherman, Edward J. Weisberger and Herbert J. Zarkin. The results of the voting on each of the matters presented to stockholders are set as follows:

                                                           For             Against           Withheld
Election of Directors
John D. Barr                                            33,159,847                 0         2,241,388
Lorne R. Waxlax                                         33,159,847                 0         2,241,388

Re-Approval of Management Incentive Plan                34,391,630           853,637           155,968

Re-Approval of Growth Incentive Plan                    34,395,633           865,012           140,590


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a)   Exhibits

          27   Financial Data Schedule

   b)   Reports on Form 8-K

          None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           HomeBase, Inc.





Date:  September 8, 1999               /s/ ALLAN P. SHERMAN
                                           Allan P. Sherman
                                           President and Chief Executive Officer


Date:  September 8, 1999               /s/ WILLIAM B. LANGSDORF
                                           William B. Langsdorf
                                           Executive Vice President
                                           and Chief Financial Officer
                                           (Principal Financial and
                                            Accounting Officer)