Form 10-Q
period 1999-10-30
HOMEBASE INC
filed 1999-12-10
CIK 850316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q



                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                                Commission File Number
     October 30, 1999                                           1-10259

                                 HomeBase, Inc.
             (Exact name of Registrant as specified in its charter)


                      DELAWARE                                   33-0109661
(State or other jurisdiction of incorporation or              (I.R.S. Employer
                 organization)                               Identification No.)

                3345 Michelson Drive
                     Irvine, CA                                    92612
      (Address of principal executive offices)                   (Zip Code)

                                 (949) 442-5000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At November 27, 1999, there were 37,875,461 shares outstanding.

                                          Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                  HOMEBASE, INC.
                                         CONSOLIDATED STATEMENTS OF INCOME
                                     (In thousands, except per share amounts)
                                                    (Unaudited)

                                                           13 Weeks Ended                   39 Weeks Ended
-------------------------------------------------- --------------- ---------------- --------------- ----------------
                                                    October 30,      October 31,     October 30,      October 31,
                                                        1999            1998             1999            1998
-------------------------------------------------- --------------- ---------------- --------------- ----------------

Net sales                                           $   379,167     $   360,067      $ 1,198,127     $ 1,133,588

Cost of sales, including buying and occupancy
costs                                                   296,236         280,267          936,315         879,433
-------------------------------------------------- --------------- ---------------- --------------- ----------------

Gross profit                                             82,931          79,800          261,812         254,155

Selling, general and administrative expenses             75,876          66,959          232,894         215,663
Pre-opening expenses                                        705             804            3,707             805
-------------------------------------------------- --------------- ---------------- --------------- ----------------

Operating income                                          6,350          12,037           25,211          37,687

Interest on debt and capital leases, net                    234             462            1,943           2,229
-------------------------------------------------- --------------- ---------------- --------------- ----------------

Income before income taxes                                6,116          11,575           23,268          35,458

Provision for income taxes                                2,263           4,410            8,609          13,510
-------------------------------------------------- --------------- ---------------- --------------- ----------------

Net income                                          $     3,853     $     7,165      $    14,659     $    21,948
================================================== =============== ================ =============== ================


Net income per share:
     Basic                                          $      0.10     $      0.19      $      0.39     $      0.58
     Diluted                                        $      0.10     $      0.17      $      0.36     $      0.51

Weighted average common and common  equivalent shares used in computation of net income per share:
     Basic                                               37,875          37,879           37,877          37,834
     Diluted                                             47,662          47,909           47,821          48,032


              The accompanying notes are an integral part of these consolidated financial statements.

                                                    HOMEBASE, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                       (In thousands, except share amounts)
                                                    (Unaudited)

----------------------------------------------------------------- ---------------- ----------------- ---------------
                                                                    October 30,      January 30,      October 31,
                                                                       1999              1999             1998
----------------------------------------------------------------- ---------------- ----------------- ---------------

ASSETS
   Current assets:
     Cash and cash equivalents                                      $   69,307        $   35,578       $   49,784
     Marketable securities                                              16,880            27,939           47,534
     Accounts receivable (net of allowance for doubtful
       accounts of $120, $220 and $297, respectively)                   32,220            20,759           31,684
     Merchandise inventories                                           387,330           339,650          332,403
     Current deferred income taxes                                       9,059             9,803           12,539
     Prepaid expenses and other current assets                           9,056            17,044           20,338
----------------------------------------------------------------- ---------------- ----------------- ---------------
   Total current assets                                                523,852           450,773          494,282

   Property and equipment, net                                         258,868           256,835          256,160
   Property under capital leases, net                                    4,869             5,198            5,308
   Deferred income taxes                                                10,069            10,205           13,298
   Other assets                                                          5,032             5,971            6,322
----------------------------------------------------------------- ---------------- ----------------- ---------------

   Total assets                                                     $  802,690        $  728,982       $  775,370
================================================================= ================ ================= ===============

LIABILITIES
   Current liabilities:
     Accounts payable                                               $  155,921        $  103,248       $  136,210
     Restructuring reserve                                               1,687             2,066            6,642
     Accrued expenses and other current liabilities                     81,649            75,838           76,217
     Accrued income taxes                                               10,255               691            6,706
     Current installments of long-term debt                                  -             6,716            6,715
     Obligations under capital leases due within one year                  315               284              274
----------------------------------------------------------------- ---------------- ----------------- ---------------
   Total current liabilities                                           249,827           188,843          232,764

   Long-term debt                                                      100,000           100,293          100,313
   Obligations under capital leases, less portion due
     within one year                                                     8,126             8,366            8,441
   Noncurrent restructuring reserve                                      2,107             3,862            3,997
   Other noncurrent liabilities                                         45,151            45,119           48,059
----------------------------------------------------------------- ---------------- ----------------- ---------------
   Total liabilities                                                   405,211           346,483          393,574

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, par value $.01 per share; 190,000,000
     shares authorized; 37,875,461, 37,879,044 and
     37,878,122 shares issued and outstanding, respectively                379               379              379
   Additional paid-in capital                                          374,728           374,705          374,662
   Unearned compensation                                                  (422)             (798)          (1,023)
   Unrealized holding gains (losses)                                       (56)               22                2
   Retained earnings                                                    22,850             8,191            7,776
----------------------------------------------------------------- ---------------- ----------------- ---------------
   Total stockholders' equity                                          397,479           382,499          381,796
----------------------------------------------------------------- ---------------- ----------------- ---------------

   Total liabilities and stockholders' equity                       $  802,690        $  728,982       $  775,370
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

                                                  HOMEBASE, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)
                                                    (Unaudited)

                                                                                           39 Weeks Ended
------------------------------------------------------------------------- ------- ----------------------------------
                                                                                    October 30,      October 31,
                                                                                       1999              1998
------------------------------------------------------------------------- ------- ---------------- -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          $ 14,659        $  21,948
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                     21,240           20,320
      Gain (loss) on property disposals                                                   (472)             175
      Amortization of discount on marketable securities                                   (205)            (142)
      Other non-cash items                                                                 322              470
      Deferred income taxes                                                                880              101
    Increase (decrease) in cash due to changes in:
      Accounts receivable                                                              (11,461)          (6,287)
      Merchandise inventories                                                          (47,680)         (18,215)
      Prepaid expenses and other current assets                                          7,988           (3,168)
      Other assets                                                                         507           (1,280)
      Accounts payable                                                                  52,673           40,088
      Restructuring reserve                                                             (1,645)          (2,049)
      Accrued expenses and other current liabilities                                     4,643            7,714
      Accrued income taxes                                                               9,621           17,394
      Other noncurrent liabilities                                                          32           (2,326)
------------------------------------------------------------------------- ------- ---------------- -----------------
    Net cash provided by operating activities                                           51,102           74,743

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities                                                 (11,198)         (47,070)
    Sales of marketable securities                                                       5,220            2,689
    Maturities of marketable securities                                                 17,164            2,865
    Property additions                                                                 (21,330)         (28,510)
    Property disposals                                                                     169              301
------------------------------------------------------------------------- ------- ---------------- -----------------
    Net cash used in investing activities                                               (9,975)         (69,725)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term debt                                                         (7,009)             (59)
    Repayment of capital lease obligations                                                (209)            (161)
    Debt issuance costs                                                                   (200)            (258)
    Proceeds from sale and issuance of common stock                                         20              641
------------------------------------------------------------------------- ------- ---------------- -----------------
    Net cash (used in) provided by financing activities                                 (7,398)             163
------------------------------------------------------------------------- ------- ---------------- -----------------

    Net increase in cash and cash equivalents                                           33,729            5,181
    Cash and cash equivalents at beginning of year                                      35,578           44,603
------------------------------------------------------------------------- ------- ---------------- -----------------

    Cash and cash equivalents at end of period                                        $ 69,307         $ 49,784
========================================================================= ======= ================ =================

Supplemental cash flow information:
    Interest paid, net                                                                $  1,274         $  2,407
    Tax refunds received, net                                                           (4,626)          (4,132)

Non-cash financing and investing activities:
    Tax benefit of employee stock options                                             $     57         $    424
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
                                -------------------  Paid-In      Unearned       Gains      Earnings   Stockholders'
                                 Shares    Amount    Capital    Compensation    (Losses)   (Deficit)       Equity
------------------------------- --------- --------- ----------- -------------- ----------- ----------- ---------------

Balance, January 31, 1998         37,707   $   377   $ 375,026    $   (1,570)  $       6   $  (14,172) $   359,667
  Net income                           -         -           -             -           -       21,948       21,948
  Unrealized holding losses            -         -           -             -          (4)           -           (4)
  Exercise of stock options          181         2         639             -           -            -          641
  Income tax benefit of
     stock options                     -         -         424             -           -            -          424
  Amortization of restricted
     stock grants                      -         -           -           470           -            -          470
  Cancellation of restricted
     stock grants                    (10)        -         (78)           77           -            -           (1)
  Equity transfer adjustment
     related to spin-off of
     BJ's Wholesale Club, Inc.         -         -      (1,349)            -           -            -       (1,349)
------------------------------- --------- --------- ----------- -------------- ----------- ----------- ---------------

Balance, October 31, 1998         37,878   $   379   $ 374,662    $   (1,023)   $      2   $    7,776    $ 381,796
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
                                -------------------  Paid-In      Unearned       Gains      Retained   Stockholders'
                                 Shares    Amount    Capital    Compensation    (Losses)    Earnings       Equity
------------------------------- --------- --------- ----------- -------------- ----------- ----------- ---------------

Balance, January 30, 1999         37,879   $   379  $  374,705    $     (798)  $      22   $    8,191    $ 382,499
  Net income                           -         -           -             -           -       14,659       14,659
  Unrealized holding losses            -         -           -             -         (78)           -          (78)
  Exercise of stock options            5         -          20             -           -            -           20
  Income tax benefit of
     stock options                     -         -          57             -           -            -           57
  Amortization of restricted
     stock grants                      -         -           -           328           -            -          328
  Cancellation of restricted
     stock grants                     (9)        -         (54)           48           -            -           (6)
------------------------------- --------- --------- ----------- -------------- ----------- ----------- ---------------

Balance, October 30, 1999         37,875   $   379  $  374,728    $     (422)   $    (56)  $   22,850    $ 397,479
=============================== ========= ========= =========== ============== =========== =========== ===============

              The accompanying notes are an integral part of these consolidated financial statements.

                                 HOMEBASE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair statement of the results have been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 30, 1999. The January 30, 1999 balances reported herein are derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

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

The fiscal years ending January 29, 2000 and January 30, 1999 are referred to herein as "fiscal 1999" and "fiscal 1998", respectively. The 13 weeks ended October 30, 1999 and October 31, 1998 are referred to herein as the "third quarter of fiscal 1999" and the "third quarter of fiscal 1998", respectively.

The consolidated financial statements of the Company include the financial statements of the Company's subsidiaries, all of which are wholly owned.

Note 2 - Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities (e.g., co-operative advertising and rebate reserves, self-insurance reserves, store closure and restructuring reserves, and inventory reserves), disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 - Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 4 - Interest on Debt and Capital Leases

Interest on debt and capital leases in the consolidated statements of income is presented net of interest and investment income of $1.7 million and $1.5 million in the third quarter of fiscal 1999 and 1998, respectively, and is reported net of interest and investment income of $3.7 million and $3.6 million in the 39 weeks ended October 30, 1999 and October 31, 1998, respectively.

                                 HOMEBASE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

Note 5 - Net Income Per Share

The following is a reconciliation of the numerator and the denominator used in the calculation of net income per share:

                                              13 Weeks Ended                     39 Weeks Ended
------------------------------------ ---------------- ----------------- ---------------- -----------------
                                       October 30,      October 31,       October 30,      October 31,
(In thousands)                            1999              1998             1999              1998
------------------------------------ ---------------- ----------------- ---------------- -----------------

Numerator:

   Net income                         $     3,853      $     7,165       $    14,659      $    21,948
------------------------------------ ---------------- ----------------- ---------------- -----------------

   Numerator for basic net
     income per share                       3,853            7,165            14,659           21,948

Effect of dilutive securities:
   5.25% convertible subordinated
     notes                                    913              893             2,736            2,680
------------------------------------ ---------------- ----------------- ---------------- -----------------
   Numerator for diluted net
     income per share                 $     4,766      $     8,058       $    17,395      $    24,628
==================================== ================ ================= ================ =================


                                              13 Weeks Ended                     39 Weeks Ended
------------------------------------ ---------------- ----------------- ---------------- -----------------
                                       October 30,      October 31,       October 30,      October 31,
(In thousands)                            1999              1998             1999              1998
------------------------------------ ---------------- ----------------- ---------------- -----------------

Denominator:

   Denominator for basic net
     income per share -
     weighted average shares               37,875           37,879            37,877           37,834

Effect of dilutive securities:
   Employee stock options                       -              243               157              411
   Assumed conversion of 5.25%
     convertible subordinated
     notes                                  9,787            9,787             9,787            9,787
------------------------------------ ---------------- ----------------- ---------------- -----------------
   Denominator for diluted net
     income per share -
     weighted average shares               47,662           47,909            47,821           48,032
==================================== ================ ================= ================ =================


Note 6 - Supplemental Balance Sheet Information

Property and equipment consists of the following:

----------------------------------------------------- ----------------- ---------------- -----------------
                                                        October 30,       January 30,      October 31,
(In thousands)                                              1999             1999              1998
----------------------------------------------------- ----------------- ---------------- -----------------

Land and buildings                                     $   157,868       $   157,760      $   157,730
Leasehold improvements                                      72,206            69,577           66,827
Furniture, fixtures and equipment                          167,300           148,674          147,036
----------------------------------------------------- ----------------- ---------------- -----------------
                                                           397,374           376,011          371,593
Accumulated depreciation                                  (138,506)         (119,176)        (115,433)
----------------------------------------------------- ----------------- ---------------- -----------------

Property and equipment, net                            $   258,868       $   256,835      $   256,160
===================================================== ================= ================ =================

                                 HOMEBASE, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED

Property under capital leases consists of the following:

----------------------------------------------------- ----------------- ---------------- -----------------
                                                        October 30,       January 30,      October 31,
(In thousands)                                              1999             1999              1998
----------------------------------------------------- ----------------- ---------------- -----------------

Property under capital leases                          $     9,696       $     9,696      $     9,696
Accumulated depreciation                                    (4,827)           (4,498)          (4,388)
----------------------------------------------------- ----------------- ---------------- -----------------

Property under capital leases, net                     $     4,869       $     5,198      $     5,308
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


Note 8 - Restructuring Reserve

As of January 30, 1999, approximately $5.9 million of the Company's fiscal 1993 restructuring charge remained accrued on the Company's consolidated balance sheet. During the 39 weeks ended October 30, 1999, the Company incurred net cash expenditures of $2.1 million primarily related to lease obligations on closed facilities and costs associated with the closure in July 1999 of an older, under-performing store. As of October 30, 1999, approximately $3.8 million remained accrued on the Company's balance sheet consisting primarily of lease obligations on closed facilities, which extend through 2007.


Note 9 - Subsequent Event

On December 3, 1999, the Company entered into a new five-year, $250 million revolving line of credit. This agreement replaced the previous $105 million credit line and provides the Company with greater financial flexibility to pursue its growth objectives. Borrowings under the new credit line are collateralized by inventory and accounts receivable. The Company is required to pay a one-time underwriting fee of $2,125,000 (0.85%) as well as an unused line fee of 0.375% annually. Interest on borrowings will be calculated based on the LIBOR rate plus a 1.5% to 2.0% margin. The new credit line is subject to certain financial covenants should excess availability under the line fall below $40 million, including a minimum tangible net worth requirement and certain limitations on stock and bond repurchases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organization and Presentation

The fiscal years ending January 29, 2000 and January 30, 1999 are referred to herein as "fiscal 1999" and "fiscal 1998", respectively. The 13 weeks ended October 30, 1999 and October 31, 1998 are referred to herein as the "third quarter of fiscal 1999" and the "third quarter of fiscal 1998," respectively.

The following table presents the results of operations for the periods indicated as a percentage of net sales.

                                                         13 Weeks Ended              39 Weeks Ended
-------------------------------------------------- --------------------------- ---------------------------
                                                   October 30,   October 31,   October 30,   October 31,
                                                       1999          1998          1999          1998
-------------------------------------------------- ------------- ------------- ------------- -------------

Net sales                                              100.0 %       100.0 %       100.0 %       100.0 %

Cost of sales, including buying and occupancy
     costs                                              78.1          77.8          78.1          77.6
-------------------------------------------------- ------------- ------------- ------------- -------------

Gross profit                                            21.9          22.2          21.9          22.4

Selling, general and administrative expenses            20.0          18.6          19.4          19.0
Pre-opening expenses                                     0.2           0.2           0.3           0.1
-------------------------------------------------- ------------- ------------- ------------- -------------

Operating income                                         1.7           3.4           2.2           3.3

Interest on debt and capital leases, net                 0.1           0.2           0.2           0.2
-------------------------------------------------- ------------- ------------- ------------- -------------

Income before income taxes                               1.6           3.2           2.0           3.1

Provision for income taxes                               0.6           1.2           0.8           1.2
-------------------------------------------------- ------------- ------------- ------------- -------------

Net income                                               1.0 %         2.0 %         1.2 %         1.9 %
================================================== ============= ============= ============= =============

Net Sales

Net sales for the third quarter of fiscal 1999 increased 5.3% to $379.2 million from $360.1 million in the third quarter of fiscal 1998. There were 88 stores in operation at the end of the third quarter of fiscal 1999 versus 84 open at the end of the third quarter of fiscal 1998. Comparable store sales grew 0.5%, driven by an increase in the average ticket that was partially offset by a decline in the number of transactions.

Net sales for the 39 weeks ended October 30, 1999 increased 5.7% to $1,198.1 million from $1,133.6 million in the comparable prior year period. The increase was driven in part by the previously announced sales initiatives and by contributions from the new store openings. Comparable store sales for the nine-month period grew 1.7% over the first nine months of fiscal 1998.

Gross Profit

Gross profit was 21.9% of net sales in the third quarter of fiscal 1999 compared to 22.2% in the third quarter of fiscal 1998. Gross profit for the 39 weeks ended October 30, 1999 was 21.9% of net sales compared to 22.4% for the 39 weeks ended October 31, 1998. During the second half of the third quarter of fiscal 1999, the Company saw a return to a more normal seasonal mix of sales, with a larger portion of sales in the home decor, seasonal and patio categories. This shift brought gross profit as a percentage of sales closer to the results from the comparable quarter of last year than was experienced in the first two quarters of fiscal 1999. The sales mix for the nine-month period versus the comparable prior year period reflects a larger proportion of lumber and building materials sales, which generally have a lower gross profit than does the overall mix of goods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") increased to 20.0% of net sales for the third quarter of fiscal 1999 from 18.6% of net sales for the third quarter of fiscal 1998 due to higher advertising and store payroll expenses related to the Company's previously announced sales initiatives.

For the 39 week periods ended October 30, 1999 and October 31, 1998, SG&A was 19.4% and 19.0%, respectively. This year's results include additional costs related to the Company's sales initiatives. The results for the 39 weeks ended October 31, 1998 include incremental remodel expenses as well as a pre-tax settlement cost of approximately $1.1 million associated with the termination of the Waban Inc. Retirement Plan.

Pre-opening Expenses

Store pre-opening expenses of $0.7 million for the third quarter of fiscal 1999 compared with $0.8 million for the third quarter of fiscal 1998. Pre-opening expenses for the 39 weeks ended October 30, 1999 were $3.7 million compared with $0.8 million for the comparable prior year period. The increase in pre-opening expenses is attributable to the opening of one store in March 1999, three stores in May 1999, and one store in October 1999.
Last year's expenses related to one store opening in October 1998.

Interest on Debt and Capital Leases

Interest on debt and capital leases, net, was $0.2 million and $0.5 million for the third quarter of fiscal 1999 and fiscal 1998, respectively. Interest on debt and capital leases, net, for the 39 weeks ended October 30, 1999 and October 31, 1998 was $1.9 million and $2.2 million, respectively. Interest on debt and capital leases is presented net of interest and investment income of $1.7 million for the third quarter of fiscal 1999 and $1.5 million for the third quarter of fiscal 1998, and of $3.7 million and $3.6 million for the 39 weeks ended October 30, 1999 and October 31, 1998, respectively.

Provision for Income Taxes

The income tax rate was 37.0% for the 39 weeks ended October 30, 1999 compared with 38.1% for the comparable prior year period. The decrease in the rate in fiscal 1999 reflects state income tax credits and interest income from municipal bond investments not subject to federal income taxation.

Net Income

Net income for the third quarter of fiscal 1999 was $3.9 million, or $0.10 per diluted share, compared with $7.2 million, or $0.17 per diluted share, in the comparable prior year period. Net income for the third quarter of fiscal 1999 reflects incremental spending for store payroll and advertising, as part of the previously announced sales initiatives.

Net income for the 39 weeks ended October 30, 1999 was $14.7 million, or $0.36 per diluted share, compared with $21.9 million, or $0.51 per diluted share, in the comparable prior year period. Included in net income for the 39 weeks ended October 30, 1999 were pre-tax costs of $3.7 million for pre-opening expenses coupled with increased spending related to the current year's sales initiatives. Net income for the 39 weeks ended October 31, 1998 included a pre-tax charge of $1.1 million for the termination of the Waban Inc. Retirement Plan and incremental costs related to store remodeling.

Liquidity and Capital Resources

Cash flows from operating activities provide the Company with a significant source of liquidity. At October 30, 1999, the Company had $86.2 million in cash, cash equivalents and marketable securities. At that date, there were no borrowings under the Company's $105 million revolving credit facility. Letters of credit outstanding as of October 30, 1999 were $10.7 million.

On December 3, 1999, the Company entered into a new five-year, $250 million revolving line of credit. This agreement replaced the previous $105 million credit line and provides the Company with greater financial flexibility to pursue its growth objectives. Borrowings under the new credit line are collateralized by inventory and accounts receivable. The Company is required to pay a one-time underwriting fee of $2,125,000 (0.85%) as well as an unused line fee of 0.375% annually. Interest on borrowings will be calculated based on the LIBOR rate plus a 1.5% to 2.0% margin. The new credit line is subject to certain financial covenants should excess availability under the line fall below $40 million, including a minimum tangible net worth requirement and certain limitations on stock and bond repurchases.

On November 16, 1999, the Company announced several important initiatives to build shareholder value. In addition to the new $250 million credit facility, the Company announced a securities repurchase program and its intention to develop a new merchandising concept that could serve as an expansion vehicle. It is envisioned that the new concept could provide an opportunity to become stronger within some of the existing key categories in which the Company now operates, as well as allow for entry into new, related businesses in which the Company does not participate in today. On a preliminary basis, the Company estimates the pretax cost of developing and testing the new concept to be between $3 million and $5 million in fiscal 2000.

As announced in November, the board of directors has authorized the Company to spend up to $20 million to repurchase HomeBase common stock and 5.25% convertible subordinated notes periodically in the open market, as market conditions warrant. The repurchase program will extend through December 31, 2001.

In light of the decision to pursue a new merchandising concept and the need to further refine the strategies for existing HomeBase stores, the Company has reduced the plan for new store openings in fiscal 2000 to one to three, rather than the five to six previously expected.


Restructuring Reserve

As of January 30, 1999, $5.9 million of the Company's fiscal 1993 restructuring charge remained accrued on the Company's consolidated balance sheet. During the 39 weeks ended October 30, 1999, the Company incurred net cash expenditures of $2.1 million primarily related to lease obligations on closed facilities and costs associated with the closure in July of an older, under-performing store. As of October 30, 1999, $3.8 million remained accrued on the Company's balance sheet consisting primarily of lease obligations on closed facilities, which extend through 2007.


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

Early in fiscal 1996, the Company commenced a program to address the Year 2000 issue and to pursue compliance with vendors. The scope of the project includes: ensuring the compliance of all applications, operating systems and hardware on mainframe, personal computer and local area network platforms; addressing issues related to systems and equipment that contain embedded hardware and software; and addressing the compliance of third party vendors.

The Company estimates the total cost of this compliance program to be approximately $2.0 million, including internal staff costs and the cost to write off any unamortized existing hardware and software that may need to be replaced. The Company has incurred approximately $1.8 million in costs through the third quarter of fiscal 1999, with the remaining $0.2 million in projected expenditures expected to be incurred by the end of calendar 1999.

The Company believes that all its mainframe applications, including all financial and accounting systems, are now Year 2000 compliant. All other equipment and systems, including personal computers, local area networks, and other peripherals, are also believed to be Year 2000 compliant.

Although management believes that its systems and applications are substantially Year 2000 compliant, there can be no assurance that the systems of other companies with which the Company does business will be Year 2000 compliant. In March 1998, the Company established a Year 2000 committee, which includes senior members from various business units within the Company. The committee members identified the major third party vendors from their respective business units. The Company sent Year 2000 compliance questionnaires and, to date, has received affirmative responses from more than 97% of the vendors polled, with none of those still outstanding considered to be a serious concern. The risks involved with not solving the Year 2000 issue include, but are not limited to, the following: loss of local or regional electric power, loss of telecommunication services, delays or cancellations of shipping or transportation, the inability to process credit card transactions and bank errors.

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


--------------------------------------------------------------------------------
Forward-Looking Information
--------------------------------------------------------------------------------
This report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, the words "believe," "estimate," "expect," "anticipate," "plans," and similar expressions are intended to identify forward-looking statements. For this purpose any matters discussed in this document include forward-looking statements that involve risks and uncertainties that could cause results to differ materially from those expressed. Such risks and uncertainties include, but are not limited to, the development of a new merchandising concept; the ability to continue to improve HomeBase's core business; the ability to repurchase common stock and convertible notes in the open market; the competitive marketplace and the factors set forth in the Company's annual report on Form 10-K for the fiscal year ended January 30, 1999 under the heading "Risk Factors" and in the Company's other filings with the Securities and Exchange Commission.
--------------------------------------------------------------------------------

                           Part II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a)  Exhibits

       10.34      Loan and Security Agreement dated December 3, 1999
       27         Financial Data Schedule

   b)  Reports on Form 8-K

       None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           HomeBase, Inc.
                                           --------------------




Date:    December 10, 1999                 /s/ ALLAN P. SHERMAN
         ---------------------             --------------------
                                           Allan P. Sherman
                                           President and Chief Executive Officer


Date:    December 10, 1999                 /s/ WILLIAM B. LANGSDORF
         ---------------------             ------------------------
                                           William B. Langsdorf
                                           Executive Vice President
                                           and Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)