Form 10-K
period 2000-01-29
HOMEBASE INC
filed 2000-04-12
CIK 850316

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

                   FOR THE FISCAL YEAR ENDED JANUARY 29, 2000
                                  -------------
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

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
        Title of each class                             on which registered
-------------------------------------              -----------------------------
    Common Stock, par value $.01                      New York Stock Exchange
  Preferred Share Purchase Rights                     New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant on April 3, 2000 was $77,111,731.

There were 37,603,148 shares of the Registrant's Common Stock, $.01 par value, outstanding as of April 3, 2000.

                       Documents Incorporated by Reference
Portions of the Proxy Statement for the Annual Meeting of Stockholders(Part III)
                            ------------------------

Exhibits to Form 10-K have been included only in copies of the Form 10-K filed with the Securities and Exchange Commission.
--------------------------------------------------------------------------------

                                     PART 1

Item 1.  Business

General

HomeBase(R), Inc. ("the Company" or "HomeBase") is the second largest operator of home improvement warehouse stores in the western United States. At January 29, 2000, the Company operated 88 stores in 10 states, with plans to open an additional one to three more stores during the current fiscal year. The Company's stores average approximately 103,000 square feet of indoor space and include up to 30,000 square feet of additional exterior space for full-service garden and landscaping centers. The Company offers a broad assortment of brand-name home improvement and building supply products at competitive prices to both Do-It-Yourself ("DIY") and professional customers. In certain categories, the Company supplements its brand-name offerings with high-quality private label products.

The Company's goal is to be the first-choice destination for shoppers of home improvement products by offering a broad product selection at competitive prices, with superior customer service. By the end of April 1998, nearly every store in the chain had been remodeled or opened utilizing an improved store design. The store design features a layout that is inviting and attractive to DIY shoppers while providing easy access areas for merchandise sold primarily to contractors and other professional customers. Companion products and services are displayed throughout the store to facilitate shopping for the complete home improvement project.

The Company operates within a conventional 52 or 53 week accounting fiscal year that ends on the last Saturday in January. The 52 weeks ended January 29, 2000 and January 30, 1999 are referred to herein as "fiscal 1999" and "fiscal 1998," respectively. The 53 weeks ended January 31, 1998 is referred to herein as "fiscal 1997."

The Company was established in 1989 when Zayre Corp. (now The TJX Companies, Inc.) combined its BJ's Wholesale Club division ("BJ's") and HomeBase division to form Waban Inc. ("Waban"), and distributed all of Waban's outstanding common stock to Zayre Corp. stockholders on a pro-rata basis.

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

Recent Developments

In November 1999, the Company announced its intention to test a strategy involving the creation of a new retail concept that could serve as an expansion vehicle. In February 2000, further details were provided regarding this new strategic direction. It was announced that the new retail concept would have a completely independent identity from that of HomeBase stores, including a different name and merchandising format. The product mix will address four broad categories:
-Outdoor living, including patio, barbecue, nursery and garden-related items. This area will represent the single largest percentage of the store's selling space;
-Indoor  living,  including  flooring,  carpeting,  lighting,  storage  and selected  furniture;
-Home decor and  accessories,  from  kitchen and bath accessories  to linens and various  domestics  items;
-Seasonal  goods for Christmas and other holidays, as well as for entertaining.

The new concept is designed to expand upon existing businesses that have been consistently strong performers within the current HomeBase stores and that hold greater potential in the new format. In addition, the Company will enter new areas of the home furnishings market to bring together a unique combination of related specialty businesses into one shopping environment.

The Company plans to commence in the second half of fiscal 2000 a five-store test of the new concept in multiple markets that encompass a variety of demographic, geographic and climatic considerations. The test is estimated to cost between $7 million and $8 million, net of income taxes.

Industry Outlook

The Company believes that demographic and lifestyle factors, such as the maturing of baby boomers, the increase in home-centered activities, the increase in home ownership and the aging housing stock, will create growing demand for home improvement and home furnishing products and services.

Home ownership is at record levels in the United States, up 67% since 1970. Home renovations are at an all-time high, having increased 74% over the last seven years. Homeowners are likely to spend more to maintain and improve their homes than renters.

Since the mid 1980's, warehouse-format home improvement retailers have gained significant market share in the United States by offering lower prices, greater product selection and more in-stock merchandise than traditional home centers, hardware and lumber yard operators. In addition, warehouse store operators have been able to take advantage of economies of scale created by large sales volumes. Although the home improvement industry remains fragmented, it has experienced increasing consolidation in recent years. The Company believes this trend will continue and intends to capitalize on this momentum by continuing its strategy of promoting a service-oriented shopping experience in a store format that has an attractive ambiance and a customer-friendly layout.

Customer Service

The Company is committed to providing superior service to its two targeted customer groups. At each store, carefully selected home improvement specialists, who have extensive experience in their respective fields, are available throughout the store to assist DIY and professional customers. Nearly all of the Company's stores also offer the services of professional ASID certified designers who provide free consultations in customers' homes. The Company's project and design centers feature computer aided design ("CAD") tools that allow customers to work with design coordinators in the store or in the convenience of their own homes, to conceptualize and plan a variety of home improvement projects. This service builds customer excitement and confidence in their decision to select HomeBase for these important home improvement projects.

The Company believes that it is important to expand its DIY business and believes it can do so by providing encouragement and skill-enhancement programs for new and existing DIY customers. Accordingly, the Company provides assistance and training to DIY customers, including regularly scheduled customer clinics on a wide range of home improvement projects. The Company also offers "How-To" brochures that can be found on its website at www.homebase.com. Installation services are available for over 100 product categories, utilizing carefully screened professional contractors who must be highly recommended, licensed and bonded. This installation program has solidified relationships with many of the Company's best professional customers. Delivery and assembly services are also available for the convenience of customers.

The Company's stores also offer services that specifically address the needs of professional customers. Nearly all of the Company's stores have Contractor Desks with staff dedicated to handling contractors' special needs, including the ability to receive faxed orders and stage them for pick-up, and to quickly obtain special items and sizes. Bulk purchases can be delivered to job sites for a nominal fee. To better serve the needs of the professional customer, the Company's stores have early and extended hours of operations.

In addition to accepting all major credit cards, the Company offers its own private label credit card to DIY and professional customers under a non-recourse program operated by a major financial institution. The utilization of this card offers convenience to a customer and, more importantly, reinforces the pattern for repeat purchases at HomeBase stores.

Team Members

In support of its commitment to customer service, the Company seeks to hire only the very best team members. Each store has skilled tradespeople who combine extensive career experience with in-house education programs to ensure that customers will have access to knowledgeable and courteous sales staff who can assist them with their home improvement questions and projects. All of the Company's sales team members receive extensive training through a comprehensive in-house training program that combines on-the-job training with formal seminars and meetings to emphasize the importance of customer service and to further develop team member selling skills. In-house training includes periodic sessions conducted by the Company's training staff or by manufacturers' representatives, as well as frequent meetings with store managers, which provide sales training, product updates and other information.

As of January 29, 2000, the Company had approximately 9,400 team members, including approximately 550 who are engaged in various corporate administration and store support functions. Of the Company's total personnel, approximately 3,300 are considered part-time (working fewer than 33 hours per week). The number of team members employed fluctuates, depending on the selling season, and is typically higher during the second and third quarters, which include the most active seasons for home improvement sales. None of the Company's team members is a member of a union. The Company considers its relations with its team members to be excellent.

Merchandising

With 14 departments offering broad categories of home improvement and decorative goods, each HomeBase store regularly stocks over 30,000 brand name or private label items and offers thousands of special order products. Special promotions of brand name products are regularly featured as "Base Buys," which provide customers additional savings opportunities. In select categories, the Company supplements brand name offerings with high-quality private label products, including the Infinity(R) line of paint, the Galleria(R) and Galleria Gold(R) lines of fashion lighting, and the PowerBuilt(R) brand of hand tools. The Company continually evaluates its product mix for opportunities to add new and exciting products in every aisle of the store to meet the ever-changing needs of both DIY and professional customers.

The table below sets forth the Company's percentage of net sales by product categories for fiscal 1999 and 1998:

Product Category                                         1999          1998
----------------                                     ------------- -------------

Building Materials and Lumber                              23%           23%
Electrical and Plumbing                                    17            18
Paint and Decor                                            19            18
Garden, Nursery and Seasonal                               16            16
Hardware and Tools                                         13            13
Project and Kitchen Design Center                          12            12
                                                     ------------- -------------

     Total                                                100%          100%
                                                     ============= =============

HomeBase has a centralized purchasing function located within its Corporate Support Center. The Company maximizes its distribution efficiencies through a combination of direct shipments from vendors to the stores and from its 675,000-square-foot consolidation and distribution center located in Ontario, California.

Seasonality

The Company's sales and earnings have typically been higher in the second and third quarters of the fiscal year, which include the most active seasons for home building and other improvements. Sales and earnings can also be impacted favorably or adversely as a result of prevailing regional weather patterns.

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

Management Information Systems

The Company regularly assesses and upgrades its management information systems ("MIS") to monitor sales, track inventory and provide rapid feedback on the performance of its business. Advanced frame relay communications systems, advanced inventory tracking and ordering, and in-store computer design tools to help customers with their remodeling projects are examples of the Company's commitment to technology.

In February 2000, the Company completed a conversion to a new, client server-based multi-level merchandising system that allows for improved inventory replenishment and inventory management. During the next two fiscal years, the Company expects to select and complete the implementation of new financial, payroll and human resource software applications.

The Company completed the implementation of a new Point-Of-Sale ("POS") system in February 1999. The new POS system enables the Company to more effectively record its sales information and to better support merchandising, inventory replenishment and promotional decisions. In addition to internal efficiency improvements, an important benefit of this investment is better customer service due to cashier ease of use, which helps assure faster check-out lines.

Competition

The home improvement retailing business is highly competitive. The Company competes with a variety of wholesalers and retailers, including two large national chains that use the home improvement warehouse store format. Competition principally exists in the areas of customer service, price, product selection, store location and name recognition.

HomeBase is the second largest operator of home improvement warehouse stores in the western United States. Due to the large number and variety of competitors, management is unable to precisely measure the Company's market share in its existing market areas. The Company believes it has an advantage over many of its traditional home center competitors with its strong brand name recognition, customer loyalty, level of customer service, competitive prices and the opportunity for one-stop shopping through its full range of home improvement products.

During fiscal 1999, the nation's second largest retailer of home improvement products affirmed its intentions for a major expansion into the western United States. We believe they anticipate opening in excess of 100 locations by the end of 2003.

Item 2. Properties

As of January 29, 2000, the Company operated 88 stores, of which 70 are leased under long-term leases and 18 are owned. The unexpired terms of the leases range from approximately two to 20 years, and average approximately 10 years. The Company has options to renew all of its leases for periods that range from approximately 5 to 25 years and average approximately 18 years. These leases require fixed monthly rental payments, which are subject to various adjustments. In addition, certain leases require payment of a percentage of the store's gross sales in excess of certain amounts. The Company also remains obligated under leases for four additional stores that have been closed. Most leases require that the Company pay all property taxes, insurance, utilities and other operating costs of the store.

The following table sets forth the number and location of the Company's stores:

         -----------------------------------------------------------------------
                                                              Number of
              State                                            Stores
         -----------------------------------------------------------------------
              California                                          50
              Washington                                           9
              Colorado                                             7
              Arizona                                              6
              Oregon                                               4
              Nevada                                               3
              New Mexico                                           3
              Utah                                                 3
              Texas                                                2
              Idaho                                                1
         -----------------------------------------------------------------------

              Total                                               88
         =======================================================================

The average size of the Company's 88 stores in operation at January 29, 2000 was approximately 103,000 square feet. Most of the Company's stores utilize up to 30,000 square feet of additional exterior selling space for full-service garden and landscaping centers. The Company's stores are located in both free-standing locations and shopping centers. In some locations, a HomeBase store shares a center with a membership warehouse club or another large retailer.

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

The Company's Corporate Support Center, located in Irvine, California, occupies 164,000 square feet under a lease expiring July 24, 2004, with options to extend the lease through July 24, 2019.

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


Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 1999.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on June 1, 2000.

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

---------------------------- ------ ------------------------------------------------------------------------
                                                     Office and Employment Experience
Name                          Age                           During Last Five Years
---------------------------- ------ ------------------------------------------------------------------------

Herbert J. Zarkin              61   President,  Chief  Executive  Officer of the Company  since March 2000.
                                    Chairman  of the Board of the Company  since July 1997 and  Director of the Company since May 1993.  President,  Chief Executive Officer of the
                                    Company (May 1993 - July 1997).

Thomas F. Gallagher            48   Executive Vice President,  Store Operations since July 1997;  Executive
                                    Vice  President,  Store  Operations  of the HomeBase  division  (1996 -
                                    1997); Vice President, Sales Operations of BJ's (1993 - 1996).

William B. Langsdorf           43   Executive Vice President and Chief  Financial  Officer since July 1997;
                                    Senior Vice President, Finance of the HomeBase division (1993 - 1997).

Scott L. Richards              42   Executive  Vice  President,  Merchandising  since July 1997;  Executive
                                    Vice President,  Merchandising of the HomeBase  division (1996 - 1997);
                                    Vice President, Merchandising of the HomeBase division (1993 - 1996).

John L. Price                  49   Vice  President,   General  Counsel  and  Secretary  since  July  1997;
                                    Assistant  General  Counsel of 20th  Century
                                    Industries  (1995  -  1997);  private  legal
                                    practice (1991 - 1995).

---------------------------- ------ ------------------------------------------------------------------------

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

The common stock of HomeBase(R), Inc. (the "Company) is listed on the New York Stock Exchange (symbol HBI). The following are the quarterly high and low stock prices for the fiscal years ended January 29, 2000 and January 30, 1999:

--------------------------------------- --------------------------------- ----------------------------------
                                               Fiscal Year Ended                  Fiscal Year Ended
Quarters                                        January 29, 2000                  January 30, 1999
--------------------------------------- --------------------------------- ----------------------------------

                                              High            Low               High            Low

First                                         6 3/4           4 1/16            8 7/8           6 9/16
Second                                        6 15/16         4 7/8            10 1/8           7 5/8
Third                                         5 7/8           3 9/16            7 13/16         5 1/4
Fourth                                        4               2 7/8             7 5/8           5
--------------------------------------- ---------------- ---------------- ---------------- -----------------


The number of stockholders of record at April 3, 2000 was 3,229.

The Company has never paid or declared a cash dividend and the Company does not presently intend to pay or declare any cash dividends on its common stock in the future. The Senior Bank Facility does not permit the Company to pay cash dividends.

Item 6. Selected Financial Data

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

The following selected consolidated financial and operating data of the Company for each of the five fiscal years in the period ended January 29, 2000 are extracted or derived from the audited Consolidated Financial Statements, and the notes thereto, of the Company, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected consolidated financial and operating data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the notes thereto.

                                                                                   Fiscal Year Ended
--------------------------------------------------------------------------------------------------------------------------------
                                                           January 29,  January 30,    January 31,   January 25,  January 27,
(Dollars in thousands, except per share data)                 2000          1999           1998         1997          1996
--------------------------------------------------------------------------------------------------------------------------------
                                                                                       (53 Weeks)
Income Statement Data:
  Net sales                                                 $1,525,275   $1,442,341    $1,477,442   $ 1,452,696  $ 1,448,776

  Cost of sales, including buying and occupancy costs        1,196,465    1,124,250     1,159,253     1,136,997    1,124,460
--------------------------------------------------------------------------------------------------------------------------------
  Gross profit                                                 328,810      318,091       318,189       315,699      324,316

  Selling, general and administrative expenses                 304,457      278,232       285,773       273,440      272,808
  Pre-opening expenses                                           3,726          919         1,408         4,401        2,847
  Store closures and other charges                                   -            -        27,000             -            -
--------------------------------------------------------------------------------------------------------------------------------
  Operating income                                              20,627       38,940         4,008        37,858       48,661

  Interest on debt and capital leases (net)                      3,440        2,817         5,136        10,506        8,790
--------------------------------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations before income
    taxes and extraordinary gain (loss)                         17,187       36,123        (1,128)       27,352       39,871

  Provision (benefit) for income taxes                           6,358       13,760          (445)       11,005       15,386
--------------------------------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations before
    extraordinary gain (loss)                                   10,829       22,363          (683)       16,347       24,485

  Income from discontinued operations, net of income taxes           -            -        20,575        60,313       48,492

  Extraordinary gain (loss) on early extinquishment of
    debt, net of income tax provision (benefit)                  1,799            -        (8,663)            -            -
--------------------------------------------------------------------------------------------------------------------------------

  Net income                                                 $  12,628    $  22,363     $  11,229    $   76,660    $  72,977
================================================================================================================================

Basic net income (loss) per share (1):
  Income (loss) from continuing operations before
    extraordinary gain (loss)                                $    0.28    $    0.59     $   (0.02)   $     0.50    $    0.74
  Income from discontinued operations                                -            -          0.57          1.83         1.47
  Extraordinary gain (loss)                                       0.05            -         (0.24)            -            -
--------------------------------------------------------------------------------------------------------------------------------

  Net income                                                 $     0.33   $    0.59     $    0.31    $     2.33    $    2.21
================================================================================================================================

Diluted net income (loss) per share (1):
  Income (loss) from continuing operations before
     extraordinary gain (loss)                               $     0.28   $     0.54    $    (0.02)  $      0.49   $    0.74
  Income from discontinued operations                                 -            -          0.57          1.82        1.46
  Extraordinary gain (loss)                                        0.05            -         (0.24)           -            -
--------------------------------------------------------------------------------------------------------------------------------

  Net income                                                 $     0.33   $     0.54    $     0.31   $      2.31   $    2.20
================================================================================================================================

Shares used in computation of net income (loss) per share:
  (In thousands)
    Basic                                                        37,849       37,845        35,770        32,839      33,014
    Diluted                                                      37,936       48,013        35,770        33,205      33,220

Balance Sheet Data:
Working capital                                              $  267,698   $  261,930    $  240,828   $   275,842   $ 265,450
Net assets of discontinued operations (2)                             -            -             -       423,688     403,713
Total assets                                                    727,742      728,982       715,608     1,077,059   1,066,188
Long-term debt and obligations under capital leases             100,749      115,659       115,963       242,548     255,803
Stockholders' equity                                            394,686      382,499       359,667       631,925     555,120

Stores open at end of period                                         88           84            83            84          79
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Organization and Presentation

The Company operates within a conventional 52 or 53 week accounting fiscal year which ends on the last Saturday in January. The 52 weeks ended January 29, 2000 is referred to herein as "fiscal 1999". The 52 weeks ended January 30, 1999 and the 53 weeks ended January 31, 1998 are referred to herein as "fiscal 1998" and "fiscal 1997", respectively.

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

                                                                      Fiscal Year Ended
----------------------------------------------------------------------------------------------------------
                                                        January 29,      January 30,      January 31,
                                                           2000              1999             1998
----------------------------------------------------------------------------------------------------------

Net sales                                                      100.0%            100.0%           100.0%

Cost of sales, including buying and occupancy costs             78.4              77.9             78.5
----------------------------------------------------------------------------------------------------------
Gross profit                                                    21.6              22.1             21.5

Selling, general and administrative expenses                    20.1              19.3             19.3
Pre-opening expenses                                             0.2               0.1              0.1
Store closures and other charges                                   -                 -              1.8
----------------------------------------------------------------------------------------------------------
Operating income                                                 1.3               2.7              0.3

Interest on debt and capital leases (net)                        0.2               0.2              0.3
----------------------------------------------------------------------------------------------------------
Income from continuing operations before
   income taxes and extraordinary gain (loss)                    1.1               2.5                -

Provision for income taxes                                       0.4               0.9                -
----------------------------------------------------------------------------------------------------------
Income from continuing operations before
   extraordinary gain (loss)                                     0.7               1.6                -

Income from discontinued operations, net of
   income taxes                                                    -                 -              1.4
----------------------------------------------------------------------------------------------------------
Income before extraordinary gain (loss)                          0.7               1.6              1.4

Extraordinary gain (loss) on early extinguishment of
   debt, net of income taxes                                     0.1                 -             (0.6)
----------------------------------------------------------------------------------------------------------

Net income                                                       0.8%              1.6%             0.8%
==========================================================================================================


Fiscal Year Ended January 29, 2000 (Fiscal 1999) Compared to Fiscal Year Ended January 30, 1999 (Fiscal 1998)

Net Sales

Net sales for fiscal 1999 increased 5.7% to $1,525.3 million from $1,442.3 million in fiscal 1998. The increase was driven, in part, by the previously announced sales initiatives and by contributions from 5 new stores opened during fiscal 1999. Comparable store sales grew 1.4%, the result of an increase in average ticket that was partially offset by a decline in the number of transactions.

Gross Profit

Gross profit was 21.6% of net sales in fiscal 1999 versus 22.1% for fiscal 1998. The sales mix in fiscal 1999 reflected a larger proportion of lumber sales, which generally have a lower gross profit than does the overall mix of goods. During the second half of fiscal 1999, the Company saw a return to a more normal seasonal mix of sales, with a larger portion of sales in the home decor, seasonal and patio categories.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") were 20.1% of net sales in fiscal 1999 versus 19.3% in fiscal 1998. The current year's results include additional costs related to the Company's sales initiatives that include increased store payroll costs and approximately $1.0 million in costs associated with the development of the new retail concept. Fiscal 1998 included a pre-tax charge of $1.1 million associated with the termination of the Waban Inc. Retirement Plan.

Pre-opening Expenses

Store pre-opening expenses were $3.7 million in fiscal 1999 versus $0.9 million in fiscal 1998. The increase is attributable to the opening of one store in March 1999, three stores in May 1999 and one store in October 1999, whereas only one store opened in fiscal 1998.

Interest on Debt and Capital Leases, Net

Interest on debt and capital leases, net, was $3.4 million in fiscal 1999 compared to $2.8 million in fiscal 1998. Interest on debt and capital leases is presented net of interest and investment income of $4.7 million and $4.9 million in fiscal 1999 and 1998, respectively.

Income Tax Provision

The income tax rate for income from continuing operations was 37.0% in fiscal 1999 compared to 38.1% in fiscal 1998. The decrease in the tax provision rate in fiscal 1999 was primarily attributable to the realization of certain federal tax credits and interest income from municipal bond investments not subject to federal income taxation. For fiscal 2000, the Company expects the tax provision rate to be between 37% and 38%.

Income (Loss) From Continuing Operations Before Extraordinary Gain (Loss)

Income (loss) from continuing operations before extraordinary gain (loss) for fiscal 1999 was $10.8 million, or $0.28 per share, diluted, compared to $22.4 million, or $0.54 per share, diluted, in fiscal 1998.

Net Income

Net income for fiscal 1999 was $12.6 million, or $0.33 per share, diluted, compared to $22.4 million, or $0.54 per share, diluted, in fiscal 1998. Net income for fiscal 1999 includes an extraordinary after-tax gain of $1.8 million, or $0.05 per share, diluted, associated with the Company's repurchase of its convertible notes. The decrease in net income for fiscal 1999 from the prior year was primarily the result of increased spending for store payroll as part of the Company's sales initiatives, as well as $3.7 million in store pre-opening expenses, partially offset by the extraordinary after-tax gain of $1.8 million. Fiscal 1999 results also included pre-tax costs of approximately $1.0 million associated with the development of the new retail concept. Fiscal 1998 results included a pre-tax charge of $1.1 million for the termination of the Waban Inc. Retirement Plan and $4.0 million of incremental costs related to store remodeling.


Fiscal Year Ended January 30, 1999 (Fiscal 1998) Compared to Fiscal Year Ended January 31, 1998 (Fiscal 1997)

Net Sales

Fiscal 1998 consisted of 52 weeks compared to 53 weeks in fiscal 1997. Net sales for fiscal 1998 decreased 2.4% to $1,442.3 million from $1,477.4 million in fiscal 1997, due to one less sales week in fiscal 1998. The sales decrease was also the result of disruption caused by store remodel construction during the first quarter of fiscal 1998 and increased competition in many of the markets in which the Company operates. In addition, the Company had one fewer store open during most of fiscal 1998 compared to the prior year. Same store sales for the comparable 52 weeks declined 0.5% in fiscal 1998, primarily due to the disruption caused by store remodel construction during the first quarter of fiscal 1998 and increased competition in many of the markets in which the Company operates.

Gross Profit

Gross profit increased to 22.1% of net sales in fiscal 1998 compared to 21.5% in fiscal 1997. The improvement was due to a number of factors, including higher average selling margins caused by a change in the mix of products sold and continuing buying efficiencies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") was 19.3% of net sales in both fiscal 1998 and fiscal 1997.

Higher expenses of $4.0 million related to store remodeling and pre-tax settlement costs of $1.1 million associated with the termination of the Waban Inc. Retirement Plan in fiscal 1998 were offset primarily by favorable trends in self-insurance expenses.

Pre-opening Expenses

Store pre-opening expenses were $0.9 million in fiscal 1998 versus $1.4 million in fiscal 1997. The decrease is attributable to the opening of one store in fiscal 1998 versus two stores in the prior year.

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

Income Tax Provision (Benefit)

The income tax rate for income (loss) from continuing operations was 38.1% in fiscal 1998 compared to 39.5% in fiscal 1997. The decrease in the tax provision rate in fiscal 1998 was primarily attributable to the realization of certain state tax credits.

Income (Loss) From Continuing Operations Before Extraordinary Loss

Income (loss) from continuing operations before extraordinary loss for fiscal 1998 was $22.4 million, or $0.54 per share, diluted, compared to a loss of $0.7 million, or $0.02 per share, diluted, in fiscal 1997. Excluding store closures and other charges, income from continuing operations for fiscal 1997 was $15.6 million, or $0.44 per share, diluted.

Net Income

Net income in fiscal 1998 was $22.4 million, or $0.54 per share, diluted, compared to $11.2 million, or $0.31 per share, diluted, in fiscal 1997. Net income for fiscal 1997 includes $20.6 million in income from discontinued operations for periods prior to the Distribution and an extraordinary loss of $8.7 million, net of income tax benefit, associated with the early extinguishment of debt recorded in July 1997.


Liquidity and Capital Resources

Cash flows from operating activities provide the Company with a significant source of liquidity. Additionally, the Company raised capital in 1997 through a $100 million convertible debt offering and also has up to $250 million available from a revolving credit facility, based upon eligible collateral, for corporate growth and working capital purposes.

At January 29, 2000, the Company had $41.8 million in cash, cash equivalents and marketable securities. Also at that date, there were no borrowings under the Company's $250 million revolving credit facility. Letters of credit outstanding as of January 29, 2000 were $15.3 million.

On December 3, 1999, the Company entered into a new five-year, $250 million revolving line of credit that replaced the previous $105 million credit line and provides the Company with greater financial flexibility to pursue its growth objectives. Borrowings under the new credit line are collateralized by eligible inventory and accounts receivable. The Company paid a one-time underwriting fee of 0.85% and is required to pay an unused line fee of 0.375% annually. Interest on borrowings will be calculated based on the LIBOR rate, plus a 1.5% to 2.0% margin. The new credit line is subject to certain financial covenants should excess availability under the line fall below $40 million.

On November 16, 1999, the Company announced several important initiatives intended to build shareholder value. These included a securities repurchase program and an initiative to develop a new retail concept that could serve as an expansion vehicle. It is envisioned that the new retail concept could provide an opportunity to the Company to have a more dominant position within some of the existing key categories in which the Company now operates, as well as allow for entry into new, related businesses in which the Company does not currently participate. A five-store test of the new concept is expected to commence in the second half of fiscal 2000 at an estimated cost between $7 million and $8 million, net of income taxes.

As announced in November 1999, the board of directors has authorized the Company to spend up to $20 million to repurchase HomeBase common stock and 5.25% convertible subordinated notes periodically in the open market, as market conditions warrant. As of January 29, 2000, the Company had repurchased 270,400 shares of common stock at an average price of $3.00 per share, and $7.6 million in face value of convertible notes for $4.6 million. The repurchase program is authorized to extend through December 31, 2001.

In light of the decision to pursue a new retail concept and the need to further refine the strategies for existing HomeBase stores, the Company now estimates opening one to three new stores during fiscal 2000.

The Company believes that its current resources, cash flows from operations and amounts available under its revolving credit facility will be sufficient to support its growth plans and related strategic initiatives and to finance operations through January 27, 2001.

Restructuring Reserve

As of January 30, 1999, $5.9 million of the fiscal 1993 restructuring charge remained accrued on the Company's consolidated balance sheet. During fiscal 1999, the Company incurred cash expenditures of $2.5 million primarily related to lease obligations on closed facilities and costs associated with the closure in July of an older, under-performing store. In addition, the Company reevaluated its Restructuring and Closed Store Reserves and determined that an additional $3.3 million was required in the Restructuring Reserve to meet its lease obligations. At year end, the $3.3 million was reclassified from the Closed Store Reserve to the Restructuring Reserve. As of January 29, 2000, $6.8 million remained accrued on the Company's consolidated balance sheet, consisting primarily of lease obligations on closed facilities, which extend through 2007.

Recent Accounting Standards

Effective January 30, 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits". The provisions of SFAS No. 132 revises employers' disclosures about pension and other post-retirement benefit plans. SFAS No. 132 does not change the measurement or recognition of these plans, and standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable.

SFAS   No.   137,   "Accounting   for   Derivative   Instruments   and   Hedging
Activities-Deferral of the Effective Date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)" establishes accounting and reporting standards for derivative instruments and for hedging activities. It is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company currently does not invest in any derivative financial instruments and does not currently employ any hedging activities.

Year 2000

The Company used internal and external resources to remediate and test its systems. Costs incurred in addressing the Year 2000 (Y2K) issue were expensed as incurred and were not material to the Company's financial results. The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the Y2K issue. However, it is possible that the full impact of the date change has not been fully recognized. The Company currently is not aware of any significant Y2K or similar problems that have arisen for its customers and suppliers.

Risk Factors

If we cannot develop and test our new retail concept successfully, we may not have a new expansion vehicle, and our operating results could be harmed.

In November 1999, we announced our intent to create a new retail concept that could serve as an expansion vehicle. The new retail concept would have a completely independent identity from our HomeBase stores, with a different name, merchandising format and product mix. We plan to start a five-store test of the new concept in the second half of fiscal 2000, costing between $7 million and $8 million after taxes. If we cannot successfully develop and test the concept, the cost of the test may harm our operating results, and we may not have a new expansion vehicle to grow our operating results and counteract the other pressures on our business.

More competition could harm our operating results.

The home improvement, hardware and garden businesses are highly competitive. We compete with a large number and variety of wholesalers and retailers, including two large national chains in the home improvement warehouse merchandising business which have significantly greater financial and marketing resources than we do. The Home Depot, Inc. and Lowe's Companies, Inc. are our major competitors that use the warehouse store format.

Competition is most intense in the areas of price, product selection, location, service and name recognition. Competitive factors could require price reductions or cause an increase in operating costs, including increases in expenditures for marketing and customer service, that would harm our operating results.

Some of the markets in which we now operate, or in which we might operate in the future, may already be at or near the saturation point in terms of home improvement stores. Some of our major competitors appear to have a strategy of clustering stores within, or saturating, markets in which they operate, or of placing their warehouse stores so close to our stores as to directly challenge our competitive position in such markets. These strategies of our major competitors could harm our current operations and endanger our financial condition. Almost all of our stores have at least one home improvement warehouse retailer within their trading area, at an average distance of approximately three miles. Some of our major competitors have expansion plans in place. We expect that our major competitors will open additional stores in our current market areas, which could harm our competitive position.

We will be harmed if comparable store sales decline or do not improve.

A significant measure of our performance is the change in annual same store sales, which calculates the change from year to year in the sales of our stores open for two full years. While our same store sales improved somewhat last year, they have generally declined in recent years. A variety of factors affect our same store sales, including:

-- the timing and concentration of new store openings
-- actions of  competitors,  including the opening of additional  stores in our markets
-- the retail sales environment
-- general economic conditions
-- weather conditions
-- our ability to execute our business strategies effectively.

If same store sales do not continue to improve, our operating results and financial condition could be harmed.

If we have difficulty employing and retaining enough trained personnel to support our business, it could harm our operating results.

To support our business, we must hire and retain an adequate number of personnel, particularly store managers and sales associates, who possess the training and experience necessary to meet our customer service standards. We may find it difficult to attract, develop and retain the personnel necessary to support our business. If we are not able to attract and retain the necessary personnel, our operating results and financial condition could be harmed.

Our relatively short history as a separate company could harm our ability to access credit facilities and the capital market.

Our business was operated as a division of a much larger company until July 1997, so we do not have a significant operating history as a separate, stand-alone company. Before July 1997, the two divisions of Waban Inc., BJ's and HomeBase, each had access to the cash flow generated by the other and to the combined credit of the enterprise, which was based on the combined assets and operating results of the BJ's and HomeBase divisions. If our financial performance as a separate, stand-alone company is poor, it could harm our ability to access credit facilities and capital markets in the future. To the extent we experience reduced access to capital or higher capital costs, we may have difficulty financing our business strategies, which could harm our operating results and financial condition.

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

Our interests and those of BJI may conflict due to the ongoing relationships between the companies. Sources of conflict include our continuing liability for some of BJI's contractual obligations, including BJI leases, and the other arrangements between the parties regarding lease liabilities. In addition, Herbert J. Zarkin currently holds the executive offices of chairman of the board of directors, president and chief executive officer with us and chairman of BJI's board of directors; Lorne R. Waxlax is a director of both HomeBase and BJI; and Edward J. Weisberger serves as an officer and director of both HomeBase and BJI. We have implemented procedures to limit the involvement of Messrs. Zarkin, Waxlax and Weisberger in conflict situations, including requiring them to abstain from voting as directors of HomeBase on some matters.

Continuing obligations of HomeBase for lease liabilities after the spin-off.

Under the terms of the spin-off, BJI assumed all liabilities to third party lessors for leases entered into by HomeBase before the spin-off for use by the former BJ's division. While we will continue to be liable, by law, with respect to those lease liabilities, BJI has agreed to indemnify us for those liabilities. However, if BJI is not able to make payments under the indemnity, we would be harmed.

We may be harmed if holders of our notes require us to repurchase some or all of the notes upon a change of control and we do not have sufficient funds to complete the repurchase.

On January 29, 2000, we had outstanding the principal amount of $92.4 million of 5.25% senior subordinated convertible notes. In the event of a change of control of HomeBase, each holder of our notes has the right to require us to repurchase the notes held by the holder, in whole or in part, at a redemption price of 100% of the principal amount of the notes put up for redemption, plus interest accrued through the repurchase date. If a change of control were to occur, we might not have the financial resources or be able to arrange financing on acceptable terms to pay the repurchase price for all the notes as to which the repurchase option is exercised. Any repurchase in connection with a change of control could, depending on the circumstances and absent a waiver from the holders of our senior debt, be blocked due to the subordination provisions of the notes. If we do not repurchase the notes when required, an event of default with respect to the notes and with respect to senior debt occur, whether or not the repurchase is permitted by the subordination provisions. Such an event of default, and its consequences, could harm our operating results and financial condition.


--------------------------------------------------------------------------------
  Forward-Looking Information
--------------------------------------------------------------------------------
  This report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, the words "believe," "estimate," "expect," "anticipate," "plans," and similar expressions are intended to identify forward-looking statements. For this purpose any matters discussed in this document include forward-looking statements that involve risks and uncertainties that could cause results to differ materially from those expressed. Such risks and uncertainties include, but are not limited to, the development of a new retail concept; the ability to continue to improve HomeBase's core business; general economic conditions prevailing in the Company's markets; the competitive marketplace and other factors.
--------------------------------------------------------------------------------


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company has not entered into any transactions using derivative financial instruments.

The Company's major market risk exposure is the potential loss arising from changing interest rates and its impact on short-term investments. At January 29, 2000, marketable securities consisted of $15.0 million in municipal bonds and commercial paper, classified as available-for-sale. Currently, the Company only has investments in fixed rate bonds. If interest rates were to increase and the fair value of the bonds were to decrease, the Company has the ability to hold the bonds until maturity.

Item 8. Financial Statements and Supplementary Data



                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES




Report of Independent Accountants.............................................20

Report on Management's Responsibility.........................................20

Consolidated Statements of Income for the fiscal years ended
January 29, 2000, January 30, 1999 and January 31, 1998.......................21

Consolidated Balance Sheets as of January 29, 2000 and January 30, 1999.......22

Consolidated Statements of Cash Flows for the fiscal years ended
January 29, 2000, January 30, 1999 and January 31, 1998.......................23

Consolidated Statements of Stockholders' Equity for the fiscal years ended
January 29, 2000, January 30, 1999 and January 31, 1998.......................24

Notes to Consolidated Financial Statements....................................25

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of HomeBase, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of HomeBase, Inc. and subsidiaries at January 29, 2000 and January 30, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Los Angeles, California
February 24, 2000


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

The    consolidated     financial    statements    have    been    audited    by
PricewaterhouseCoopers LLP, whose opinion as to their fair presentation in accordance with accounting principles generally accepted in the United States appears above.


Herbert J. Zarkin                                   William B. Langsdorf
Chairman of the Board, President and                Executive Vice President and
Chief Executive Officer                             Chief Financial Officer

                                 HOMEBASE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                               Fiscal Year Ended
---------------------------------------------------------------------------------------------------------------------
                                                                 January 29,        January 30,        January 31,
                                                                     2000               1999              1998
---------------------------------------------------------------------------------------------------------------------
                                                                                                       (53 Weeks)

  Net sales                                                    $   1,525,275      $   1,442,341      $   1,477,442

  Cost of sales, including buying and occupancy costs              1,196,465          1,124,250          1,159,253
---------------------------------------------------------------------------------------------------------------------
  Gross profit                                                       328,810            318,091            318,189

  Selling, general and administrative expenses                       304,457            278,232            285,773
  Pre-opening expenses                                                 3,726                919              1,408
  Store closures and other charges                                         -                  -             27,000
---------------------------------------------------------------------------------------------------------------------
  Operating income                                                    20,627             38,940              4,008

  Interest on debt and capital leases, net                             3,440              2,817              5,136
---------------------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations before income
    taxes and extraordinary gain (loss)                               17,187             36,123             (1,128)

  Provision (benefit) for income taxes                                 6,358             13,760               (445)
---------------------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations before
    extraordinary gain (loss)                                         10,829             22,363               (683)

  Income from discontinued operations, net of
    income taxes of $16,496                                                -                  -             20,575
---------------------------------------------------------------------------------------------------------------------
  Income before extraordinary gain (loss)                             10,829             22,363             19,892

  Extraordinary (loss) on early extinguishment
    of debt, net of income tax benefit of $5,896                           -                  -             (8,663)
  Extraordinary gain on early extinguishment of debt,
    net of income tax of $1,056                                        1,799                  -                  -
---------------------------------------------------------------------------------------------------------------------

  Net income                                                   $      12,628      $      22,363      $      11,229
=====================================================================================================================


  Basic net income per share:
    Income (loss) from continuing operations before
      extraordinary gain (loss)                                $        0.28      $        0.59      $       (0.02)
    Income from discontinued operations                                    -                  -               0.57
    Extraordinary gain (loss)                                           0.05                  -              (0.24)
---------------------------------------------------------------------------------------------------------------------

    Net income                                                 $        0.33      $        0.59      $        0.31
=====================================================================================================================

  Diluted net income per share:
    Income (loss) from continuing operations before
      extraordinary loss                                       $        0.28      $        0.54      $       (0.02)
    Income from discontinued operations                                    -                  -               0.57
    Extraordinary gain (loss)                                           0.05                  -              (0.24)
---------------------------------------------------------------------------------------------------------------------

    Net income                                                 $        0.33      $        0.54      $        0.31
=====================================================================================================================


  Shares used in computation of net income per share:

  Basic                                                               37,849             37,845             35,770
  Diluted                                                             37,936             48,013             35,770

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 HOMEBASE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

--------------------------------------------------------------------------------------------------------------------
                                                                                    January 29,        January 30,
                                                                                       2000               1999
--------------------------------------------------------------------------------------------------------------------
 ASSETS
   Current assets:
     Cash and cash equivalents                                                    $      26,747      $      35,578
     Marketable securities                                                               15,020             27,939
     Accounts receivable (net of allowance for doubtful accounts
      of $39 and $220)                                                                   29,439             20,759
     Merchandise inventories                                                            371,060            339,650
     Current deferred income taxes                                                        5,676              9,803
     Prepaid expenses and other current assets                                            4,507             17,044
--------------------------------------------------------------------------------------------------------------------
   Total current assets                                                                 452,449            450,773

   Property, net                                                                        257,726            256,835
   Property under capital leases, net                                                     4,759              5,198
   Deferred income taxes                                                                  6,856             10,205
   Other assets                                                                           5,952              5,971
--------------------------------------------------------------------------------------------------------------------

   Total assets                                                                   $     727,742      $     728,982
====================================================================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                                                             $     108,823      $     103,248
     Restructuring reserve                                                                1,771              2,066
     Accrued expenses and other current liabilities                                      73,195             75,838
     Accrued income taxes                                                                   635                691
     Current installments of long-term debt                                                   -              6,716
     Obligations under capital leases due within one year                                   327                284
--------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                            184,751            188,843

   Long-term debt                                                                        92,382            100,293
   Obligations under capital leases, less portion due within one year                     8,040              8,366
   Noncurrent restructuring reserve                                                       5,003              3,862
   Other noncurrent liabilities                                                          42,880             45,119

 Commitments and contingencies

 STOCKHOLDERS' EQUITY
   Preferred Stock, par value $.01 per share; 10,000,000 shares authorized;
     none outstanding                                                                         -                  -
   Common stock, par value $.01 per share; 190,000,000 shares authorized;
     37,874,798 and 37,879,044 shares issued and outstanding, respectively                  379                379
   Additional paid-in capital                                                           374,728            374,705
   Retained earnings                                                                     20,819              8,191
   Common stock in treasury at cost, 270,400 shares                                        (818)                 -
   Unearned compensation                                                                   (348)              (798)
   Unrealized holding gains (losses)                                                        (74)                22
--------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                           394,686            382,499
--------------------------------------------------------------------------------------------------------------------

   Total liabilities and stockholders' equity                                     $     727,742      $     728,982
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

                                 HOMEBASE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                             Fiscal Year Ended
------------------------------------------------------------------------------------------------------------------
                                                              January 29,       January 30,       January 31,
                                                                 2000               1999             1998
------------------------------------------------------------------------------------------------------------------
                                                                                                  (53 Weeks)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $    12,628        $    22,363      $     11,229
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Net income from discontinued operations                         -                  -           (20,575)
       Depreciation and amortization                              29,039             27,210            25,409
       Extraordinary (gain) loss                                  (2,855)                 -             8,663
       (Gain) loss on property disposals                            (669)                14               620
       Amortization of discount on marketable securities            (210)              (367)                -
       Income tax benefit of employee stock options                   57                466             2,202
       Other noncash items, net                                      398                676             1,755
       Deferred income taxes                                       7,475              5,930            (4,762)

     Increase (decrease) in cash due to changes in:
       Accounts receivable                                        (8,680)             4,638              (136)
       Merchandise inventories                                   (31,410)           (25,462)            2,350
       Prepaid expenses and other current assets                  12,537               (604)           (4,882)
       Other assets                                                  585             (1,136)              (74)
       Accounts payable                                            5,575              7,126            11,219
       Restructuring reserve                                       1,630             (6,564)           (1,135)
       Accrued expenses and other current liabilities             (2,514)             8,084              (345)
       Accrued income taxes                                          (56)            10,956             4,399
       Other noncurrent liabilities                               (2,239)            (5,266)           15,297
------------------------------------------------------------------------------------------------------------------

     Net cash provided by operating activities of:
       Continuing operations                                      21,291             48,064            51,234
       Discontinued operations                                         -                  -             1,559
------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                    21,291             48,064            52,793

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable securities                           (12,728)           (71,088)          (13,203)
     Sale of marketable securities                                 8,586             11,589                 -
     Maturity of marketable securities                            17,164             38,553               365
     Property additions                                          (28,503)           (36,548)          (26,431)
     Property disposals                                              169                303               489
------------------------------------------------------------------------------------------------------------------

     Net cash used in investing activities of:
       Continuing operations                                     (15,312)           (57,191)          (38,780)
       Discontinued operations                                         -                  -           (23,269)
------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                       (15,312)           (57,191)          (62,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings of  long-term debt                                     -                  -           100,000
     Repayment of long-term debt                                  (7,009)               (78)         (130,746)
     Early extinguishment of long-term debt                       (4,609)
     Debt issuance costs                                          (2,110)              (226)           (4,861)
     Repayment of capital lease obligations                         (283)              (254)             (180)
     Purchase of treasury stock                                     (818)                 -                 -
     Proceeds from sale and issuance of common stock                  19                660             5,815
     Cash paid to BJ's Wholesale Club, Inc. in spin-off                -                  -            (5,000)
------------------------------------------------------------------------------------------------------------------

     Net cash provided by (used in) financing activities of:
       Continuing operations                                     (14,810)               102           (34,972)
       Discontinued operations                                         -                  -            71,935
------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities         (14,810)               102            36,963

     Net increase (decrease) in cash and cash equivalents         (8,831)            (9,025)           27,707
     Cash and cash equivalents at beginning of year               35,578             44,603            16,896
------------------------------------------------------------------------------------------------------------------

     Cash and cash equivalents at end of year                $    26,747        $    35,578      $     44,603
==================================================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                               HOMEBASE, INC.
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               (In thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                Unrealized
                                          Common Stock   Additional              Holding   Retained   Treasury Stock       Total
                                        ----------------   Paid-In    Unearned    Gains    Earnings  ----------------- Stockholders'
                                         Shares   Amount   Capital  Compensation (Losses)  (Deficit)  Shares   Amount      Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, January 25, 1997                33,270  $   333  $ 330,941  $  (1,222)  $     -   $311,873    (529) $(10,000)   $  631,925
  Net income                                  -        -          -          -         -     11,229       -         -        11,229
  Unrealized holding gains                    -        -          -          -         6          -       -         -             6
  Exercise of stock options                 158        2      1,780          -         -          -     213     4,031         5,813
  Income tax benefit of stock options         -        -      2,202          -         -          -       -         -         2,202
  Restricted stock grants                   263        3      1,959     (1,962)        -          -       -         -             -
  Amortization of restricted stock grants     -        -          -        469         -          -       -         -           469
  Cancellation of restricted stock          (46)      (1)    (1,144)     1,145         -          -       -         -             -
  Conversion of 6.5% debentures           4,062       40    101,052          -         -          -     316     5,969       107,061
  Equity transfer in spin-off of
    BJ's Wholesale Club, Inc.                 -        -    (61,764)         -         -   (337,274)      -         -      (399,038)
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1998                37,707      377    375,026     (1,570)        6    (14,172)      -         -       359,667
  Net income                                  -        -          -          -         -     22,363       -         -        22,363
  Unrealized holding gains                    -        -          -          -        16          -       -         -            16
  Exercise of stock options                 184        2        657          -         -          -       -         -           659
  Income tax benefit of stock options         -        -        466          -         -          -       -         -           466
  Amortization of restricted stock grants     -        -          -        699         -          -       -         -           699
  Cancellation of restricted stock          (12)       -        (95)        73         -          -       -         -           (22)
  Equity transfer adjustment related to
    spin-off of BJ's Wholesale Club, Inc.     -        -     (1,349)         -         -          -       -         -        (1,349)
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 30, 1999                37,879      379    374,705       (798)       22      8,191       -         -       382,499
  Net income                                  -        -          -          -         -     12,628       -         -        12,628
  Unrealized holding losses                   -        -          -          -       (96)         -       -         -           (96)
  Exercise of stock options                   5        -         20          -         -          -       -         -            20
  Income tax benefit of stock options         -        -         57          -         -          -       -         -            57
  Amortization of restricted stock grants     -        -          -        402         -          -       -         -           402
  Cancellation of restricted stock           (9)       -        (54)        48         -          -       -         -            (6)
  Repurchase of common shares                 -        -          -          -         -          -    (270)     (818)         (818)
------------------------------------------------------------------------------------------------------------------------------------

Balance, January 29, 2000                 37,875  $  379  $ 374,728  $    (348)  $   (74)  $ 20,819    (270)  $  (818)   $  394,686
====================================================================================================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 HOMEBASE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization

HomeBase(R), Inc. (the "Company" or "HomeBase") is the second largest operator of home improvement warehouse stores in the western United States. At January 29, 2000, the Company operated 88 stores in 10 states. The Company's stores average approximately 103,000 square feet of indoor space and include up to 30,000 square feet of additional exterior full-service garden and landscaping centers. The Company offers a broad assortment of brand-name home improvement and building supply products at competitive prices to both Do-It-Yourself ("DIY") and professional customers. In certain categories, the Company supplements its brand-name offerings with high quality private label products.

On July 26, 1997, the Company transferred all of the net assets of its BJ's Wholesale Club division ("BJ's") to BJ's Wholesale Club, Inc. ("BJI"). On July 28, 1997, the Company distributed to its stockholders on a pro-rata basis all of the outstanding common stock of BJI (the "Distribution"). The financial statements for the fiscal year ended January 31, 1998 have been restated to present BJ's as a discontinued operation. Income from discontinued operations for the fiscal year ended January 31, 1998 includes transaction costs of $5.0 million (net of tax) incurred in connection with the Distribution.

Note 2 - Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company include the financial statements of the Company's subsidiaries, all of which are wholly owned.

Fiscal Year

The Company operates within a conventional 52 or 53 week accounting fiscal year that ends on the last Saturday in January. The 52 weeks ended January 29, 2000 is referred to herein as "fiscal 1999". The 52 weeks ended January 30, 1999 and the 53 weeks ended January 31, 1998 are referred to herein as "fiscal 1998" and "fiscal 1997", respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities (e.g., co-operative advertising and rebate reserves, self-insurance reserves, restructuring reserves and inventory reserves) and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

--------------------------------------------------------------------------------
Buildings                                   33 years
Property under capital leases and
  leasehold improvements                    Shorter of lease term or useful life
Furniture, fixtures, and equipment          3-10 years
--------------------------------------------------------------------------------

Pre-opening Costs

Pre-opening costs consist of direct incremental costs of opening a facility and are charged to operations as incurred.

Interest on Debt and Capital Leases

Interest on debt and capital leases in the consolidated statements of income is presented net of interest and investment income of $4.7 million, $4.9 million and $2.6 million in fiscal 1999, 1998 and 1997, respectively.

Long-Lived Assets

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". In accordance with SFAS No. 121, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Certain long-lived assets and identifiable intangibles to be disposed of must be reported at the lower of carrying amount or fair value less cost to sell. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of the individual stores and consolidated undiscounted net cash flows for long-lived assets not identifiable to individual stores. Impairment losses are calculated based on the discontinued cash flows and the estimated salvage value of the impaired assets.

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

Discontinued Operations

For fiscal 1997, interest expense was allocated to discontinued operations based on the ratio of BJ's net assets to the sum of consolidated net assets plus consolidated debt. In the first quarter of fiscal 1998, the Company recorded an additional equity transfer to BJI of approximately $1.3 million, related to a net asset adjustment of BJ's as of the time of the Distribution.

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

SFAS   No.   137,   "Accounting   for   Derivative   Instruments   and   Hedging
Activities-Deferral of the Effective Date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)" establishes accounting and reporting standards for derivative instruments and for hedging activities. It is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company currently does not have any derivative financial instruments and does not currently employ any hedging activities.

Note 3 - Supplemental Balance Sheet Information

Property and Equipment

Property and equipment consists of the following components:

-----------------------------------------------------------------------------------------------------------
                                                                          January 29,      January 30,
(In thousands)                                                               2000              1999
-----------------------------------------------------------------------------------------------------------

Land and buildings                                                        $   157,932      $   157,760
Leasehold improvements                                                         72,795           69,577
Furniture, fixtures and equipment                                             170,316          148,674
-----------------------------------------------------------------------------------------------------------
                                                                              401,043          376,011
Accumulated depreciation                                                     (143,317)        (119,176)
-----------------------------------------------------------------------------------------------------------

Property and equipment, net                                               $   257,726      $   256,835
===========================================================================================================

Property under Capital Leases

Property under capital leases consists of the following components:

-----------------------------------------------------------------------------------------------------------
                                                                          January 29,      January 30,
(In thousands)                                                               2000              1999
-----------------------------------------------------------------------------------------------------------

Property under capital leases                                             $     9,696      $     9,696
Accumulated depreciation                                                       (4,937)          (4,498)
-----------------------------------------------------------------------------------------------------------

Property under capital leases, net                                        $     4,759      $     5,198
===========================================================================================================

Accrued Expenses and Other Current Liabilities

The following are the major components of accrued expenses and other current liabilities:

-----------------------------------------------------------------------------------------------------------
                                                                          January 29,      January 30,
(In thousands)                                                               2000              1998
-----------------------------------------------------------------------------------------------------------

Self-insurance reserves                                                   $    14,209      $    18,370
Employee compensation                                                          18,036           21,427
Sales and use taxes                                                            13,696           12,724
Rent, utilities, advertising and other                                         27,254           23,317
-----------------------------------------------------------------------------------------------------------

Total  accrued expenses and other current liabilities                     $    73,195      $    75,838
===========================================================================================================

Note 4 - Supplemental Cash Flow Information

                                                                        Fiscal Year Ended
------------------------------------------------------ ----------------------------------------------------
                                                         January 29,       January 30,      January 31,
(In thousands)                                               2000             1999              1998
------------------------------------------------------ ----------------- ---------------- -----------------

Supplemental cash flow information:
   Interest paid (including discontinued operations)      $     6,433     $     7,260      $     9,480
   Income taxes paid (refunded), including
     discontinued operations                                   (2,722)         (4,485)          35,713

 Noncash financing and investing activities:
   Conversion of long-term debt to stock, net             $         -     $         -      $   107,061
------------------------------------------------------ ----------------- ---------------- -----------------

Note 5 - Net Income Per Share

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

The following table sets forth the computation of net income per share:

                                                                        Fiscal Year Ended
------------------------------------------------------ ----------------------------------------------------
                                                         January 29,       January 30,      January 31,
(In thousands)                                               2000             1999              1998
------------------------------------------------------ ----------------- ---------------- -----------------

Numerator:

   Income (loss) from continuing operations
     before extraordinary (gain) loss                   $    10,829       $    22,363      $      (683)
   Income from discontinued operations (net of
     income taxes)                                                -                 -           20,575
   Extraordinary gain (loss) (net of income taxes)            1,799                 -           (8,663)
------------------------------------------------------ ----------------- ---------------- -----------------
   Numerator for basic net income per share             $    12,628       $    22,363      $    11,229

Effect of dilutive securities:
   5.25% convertible subordinated notes (1)                       -             3,574                -
------------------------------------------------------ ----------------- ---------------- -----------------

   Numerator for diluted net income per share           $    12,628       $    25,937      $    11,229
====================================================== ================= ================ =================

                                                                        Fiscal Year Ended
------------------------------------------------------ ----------------- ---------------- -----------------
                                                         January 29,       January 30,      January 31,
(In thousands)                                               2000             1999              1998
------------------------------------------------------ ----------------- ---------------- -----------------

Denominator:

   Denominator for basic net income per share-
     weighted average shares                                 37,849            37,845           35,770

Effect of dilutive securities:
   Employee stock options (2)                                    87               381                -
   Assumed conversion of 5.25%
     convertible subordinated notes (1)                           -             9,787                -
------------------------------------------------------ ----------------- ---------------- -----------------

   Denominator for diluted net income per share              37,936            48,013           35,770
====================================================== ================= ================ =================


(1) In fiscal 1999 and 1997, the effect of the conversion of the convertible securities has been excluded from the computation of diluted net income per share because it was antidilutive.
(2) In fiscal 1997, the effect of stock options was antidilutive because the Company reported a net loss from continuing operations. These shares have been excluded from the computation of diluted net income per share.

Note 6 - Debt

At January 29, 2000 and January 30, 1999, long-term debt consisted of the following components:

-----------------------------------------------------------------------------------------------------------
                                                                          January 29,      January 30,
(In thousands)                                                               2000              1999
-----------------------------------------------------------------------------------------------------------

Real estate debt, interest at 9.25%, maturing through March 1,
   2003 (paid February 26, 1999)                                          $         -      $       372
Senior subordinated notes, interest at 11%,
   maturing May 15, 2004 (paid May 17, 1999)                                        -            6,637
Convertible subordinated notes, interest at 5.25%,
   maturing November 1, 2004                                                   92,382          100,000
-----------------------------------------------------------------------------------------------------------
                                                                               92,382          107,009
Current installments of long-term debt                                              -           (6,716)
-----------------------------------------------------------------------------------------------------------

Total long-term debt                                                      $    92,382      $   100,293
===========================================================================================================


The following are the aggregate maturities of long-term debt outstanding at January 29, 2000:

--------------------------------------------------------------------------------

(In thousands)                                                        Total
--------------------------------------------------------------------------------

Fiscal years ending January:
   2001                                                         $          -
   2002                                                                    -
   2003                                                                    -
   2004                                                               92,382
--------------------------------------------------------------------------------

   Total                                                        $     92,382
================================================================================

On November 17, 1997, the Company completed the private placement of $100 million, 5.25% convertible subordinated notes due November 1, 2004 through a Rule 144A/Regulation S offering, and received approximately $96 million, net of debt issuance costs. The Company subsequently filed a registration statement on Form S-3, which was declared effective on February 10, 1998, registering the notes and the common stock into which the notes are convertible. The notes are convertible, subject to adjustment in certain events, into approximately 9.8 million shares of the Company's common stock at a conversion price of $10.22 per share at any time prior to maturity unless earlier redeemed or repurchased. Subsequent to November 1, 2000, the notes are redeemable at the option of the Company, in whole or in part, initially at 103.15% of principal and thereafter at prices declining to 100% on or after November 1, 2003, together with accrued interest. Interest is payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 1998. In the event of a change of control of HomeBase, each holder of the notes has the right to require the Company to repurchase the notes held by the holder, in whole or in part, at a redemption price of 100% of the principal amount of the notes put up for redemption, plus interest accrued through the repurchase date.

In November 1999, the Board of Directors authorized the Company to spend up to $20 million to repurchase HomeBase common stock and 5.25% convertible subordinated notes periodically in the open market, as market conditions warrant. As of January 29, 2000, the Company had repurchased $7.6 million in face value of the convertible notes for $4.6 million. In connection with these purchases, the Company recognized a $1.8 million extraordinary gain on the early extinguishment of debt, net of income taxes. The repurchase program is authorized to extend through December 31, 2001.

On December 3, 1999, the Company entered into a new, five-year, $250 million revolving line of credit. This agreement replaced the previous $105 million credit line and provides the Company with greater financial flexibility to pursue its growth objectives. Borrowings under the new credit line are collateralized by eligible inventory and accounts receivable. The Company paid a one-time underwriting fee of $2,125,000 (0.85%) and is required to pay an unused line fee of 0.375% annually. Interest on borrowings will be calculated based on the LIBOR rate plus a 1.5% to 2.0% margin. The new credit line is subject to certain financial covenants should excess availability under the line fall below $40 million.

At January 29, 2000, the Company had letters of credit outstanding of approximately $15.3 million primarily to support the purchase of inventories.

Note 7 - Leases

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

Future minimum lease payments as of January 29, 2000 were:

---------------------------------------------------------------------------------------- -----------------
                                                                            Capital          Operating
(In thousands)                                                               Leases            Leases
---------------------------------------------------------------------------------------- -----------------

Fiscal years ending January:
   2001                                                                   $     1,455      $    72,577
   2002                                                                         1,455           72,390
   2003                                                                         1,455           65,887
   2004                                                                         1,508           64,447
   2005                                                                         1,543           61,508
   Thereafter                                                                   8,716          339,694
---------------------------------------------------------------------------------------- -----------------
   Total minimum lease payments                                                16,132      $   676,503
                                                                                         =================
   Less amount representing interest                                           (7,765)
----------------------------------------------------------------------------------------

   Present value of net minimum capital lease payments                    $     8,367
========================================================================================

Rental expense under operating leases amounted to $70.8 million, $66.8 million and $64.8 million in fiscal 1999, 1998 and 1997, respectively. These amounts exclude rent of $3.0 million, $3.8 million and $2.4 million in fiscal 1999, 1998 and 1997, respectively, which was charged to the restructuring or closed store reserves. Future minimum lease payments have not been reduced by future minimum sublease rentals of $3.6 million under an operating lease.

The table of future minimum lease payments above includes lease commitments for three stores that were closed in connection with the Company's fiscal 1993 restructuring and two stores that were closed in fiscal 1997.

Note 8 - Income Taxes

Income (loss) before income taxes and the related provision (benefit) for income taxes consist of the following components:

                                                                       Fiscal Year Ended
-----------------------------------------------------------------------------------------------------------
                                                        January 29,       January 30,      January 31,
(In thousands)                                              2000             1999              1998
-----------------------------------------------------------------------------------------------------------

Income (loss) before income taxes:
     Continuing operations                              $    17,187       $    36,123      $    (1,128)
     Discontinued operations                                      -                 -           37,071
     Extraordinary gain (loss)                                2,855                 -          (14,559)
-----------------------------------------------------------------------------------------------------------

Total                                                   $    20,042       $    36,123      $    21,384
===========================================================================================================

                                                                       Fiscal Year Ended
-----------------------------------------------------------------------------------------------------------
                                                        January 29,       January 30,      January 31,
(In thousands)                                              2000             1999              1998
-----------------------------------------------------------------------------------------------------------

Provision (benefit) for income taxes attributable
     to income from continuing operations               $     6,358       $    13,760      $      (445)
Provision for income taxes attributable to income
     from discontinued operations                                 -                 -           16,496
Provision (benefit) for income taxes attributable to
     extraordinary gain (loss)                                1,056                 -           (5,896)
-----------------------------------------------------------------------------------------------------------

Total provision for income taxes                        $     7,414       $    13,760      $    10,155
===========================================================================================================

The following are the significant components of the provision (benefit) for income taxes attributable to continuing operations:

                                                                       Fiscal Year Ended
-----------------------------------------------------------------------------------------------------------
                                                        January 29,       January 30,      January 31,
(In thousands)                                              2000             1999              1998
-----------------------------------------------------------------------------------------------------------

Current:
     Federal                                            $      (744)      $     6,183      $     3,475
     State                                                     (373)            1,647              842
-----------------------------------------------------------------------------------------------------------
Total current                                           $    (1,117)      $     7,830      $     4,317
-----------------------------------------------------------------------------------------------------------

Deferred:
     Federal                                            $     5,776       $     5,652      $    (3,847)
     State                                                    1,699               278             (915)
-----------------------------------------------------------------------------------------------------------
Total deferred                                          $     7,475       $     5,930      $    (4,762)
-----------------------------------------------------------------------------------------------------------

Total provision (benefit) for income taxes
    attributable to income from continuing operations   $     6,358       $    13,760      $      (445)
===========================================================================================================

The following is a reconciliation of the statutory federal income tax rate and the effective income tax rate for income from continuing operations:

                                                                       Fiscal Year Ended
-----------------------------------------------------------------------------------------------------------
                                                        January 29,       January 30,      January 31,
                                                            2000             1999              1998
-----------------------------------------------------------------------------------------------------------

Statutory federal income tax rate                            35%               35%              35%
State income taxes, net of federal tax
    benefit                                                   4                 2                4
Other                                                        (2)                1                1
-----------------------------------------------------------------------------------------------------------

Effective income tax rate                                    37%               38%              40%
===========================================================================================================

The following are the significant components of the Company's deferred tax assets and (liabilities) as of January 29, 2000 and January 30, 1999:

-----------------------------------------------------------------------------------------------------------
                                                                          January 29,      January 30,
(In thousands)                                                               2000              1999
-----------------------------------------------------------------------------------------------------------

Deferred tax assets:
     Self-insurance reserves                                              $    14,502      $    15,557
     Rental step liabilities                                                    4,055            4,531
     Restructuring and closed store reserves                                    7,627            9,900
     Capital leases                                                             1,533            1,491
     Compensation and benefits                                                  2,510            2,217
     Other                                                                      4,444            5,227
-----------------------------------------------------------------------------------------------------------
Total deferred tax assets                                                 $    34,671      $    38,923
-----------------------------------------------------------------------------------------------------------

Deferred tax liabilities:
     Accelerated depreciation                                             $   (13,711)     $    (8,898)
     Purchase discounts                                                        (3,323)          (1,890)
     Other                                                                     (5,105)          (8,127)
-----------------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                            $   (22,139)     $   (18,915)
-----------------------------------------------------------------------------------------------------------

Net deferred tax assets                                                   $    12,532      $    20,008
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

Note 9 - Investments In Marketable Securities

The following is a summary of available-for-sale securities:

                                                      Fiscal Year Ended January 29, 2000
-----------------------------------------------------------------------------------------------------------
                                        Amortized     Gross Unrealized Gross Unrealized     Estimated
(In thousands)                             Cost            Gains            Losses          Fair Value
-----------------------------------------------------------------------------------------------------------

U.S. corporate securities               $      1,000   $         -        $         -      $     1,000
Obligations of state and
   political subdivisions                     14,094             -                (74)          14,020
-----------------------------------------------------------------------------------------------------------

      Total debt securities             $     15,094   $         -        $       (74)     $    15,020
===========================================================================================================

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
===========================================================================================================

The following are contractual maturities of available-for-sale securities at January 29, 2000:

--------------------------------------------------------------------------------
                                                     Amortized        Estimated
(In thousands)                                         Cost           Fair Value
--------------------------------------------------------------------------------

Less than one year                                 $    10,811      $    10,777
1-5 years                                                4,283            4,243
--------------------------------------------------------------------------------

                                                   $    15,094      $    15,020
================================================================================

The following is other information on available-for-sale securities:

                                                                       Fiscal Year Ended
-----------------------------------------------------------------------------------------------------------
                                                        January 29,       January 30,      January 31,
(In thousands)                                              2000             1999              1998
-----------------------------------------------------------------------------------------------------------

Sales proceeds                                         $     8,586       $    11,589       $         -
Gross realized losses                                            -                (1)                -
-----------------------------------------------------------------------------------------------------------

The specific identification method is used to compute realized gains or losses on the sale of marketable securities.

At January 30, 1999, marketable securities classified as held-to-maturity consisted of U.S. Treasury securities, which were included in "Prepaid expenses and other current assets" on the consolidated balance sheet at their amortized cost of $7.2 million. These securities were purchased and deposited in escrow with the trustee of the Company's senior subordinated notes and were used to retire the debt and pay interest through May 1999.

Note 10 - Disclosures About Fair Value of Financial Instruments

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

General Corporate Debt

The fair value of the Company's general corporate debt is estimated based on the current rates for similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Subordinated Debt

The fair value of the Company's subordinated debt is based on quoted market prices.

The following are the estimated fair values of the Company's financial instruments:

                                              January 29, 2000                   January 30, 1999
-----------------------------------------------------------------------------------------------------------
                                            Carrying                          Carrying
(In thousands)                               Amount      Fair Value            Amount       Fair Value
-----------------------------------------------------------------------------------------------------------

Cash and cash equivalents               $     26,747    $    26,747       $     35,578     $    35,578
 Marketable securities                        15,020         15,020             27,939          27,939
 Real estate debt                                  -              -               (372)           (387)
 Senior subordinated debt                          -              -             (6,637)         (7,228)
Convertible subordinated debt                (92,382)       (55,429)          (100,000)        (80,690)
-----------------------------------------------------------------------------------------------------------

Note 11 - Capital Stock, Stock Options and Stock Purchase Plans

At January 29, 2000, the Company had two stock-based employee compensation plans.

Under its 1989 Stock Incentive Plan ("1989 Plan"), the Company has granted options to certain key employees, which expire seven to 10 years from the grant date, to purchase common stock at prices equal to 100% of the fair value on the grant date. Options outstanding are exercisable over various periods generally starting one year after the grant date. The Company has also issued restricted stock awards to certain key employees at no cost under the 1989 Plan. The restrictions on the transferability of those shares which are tied to the Company's performance lapse over periods that range up to eight years. For other awards, restrictions on the sale of shares lapse over periods that range up to four years. The 1989 Plan expired in January 1998, except as to options and restricted shares then outstanding. At January 29, 2000, 1,999,749 options issued under the 1989 Plan remained outstanding at prices ranging from $2.20 to $6.45 per share.

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

Under its 1997 Stock Incentive Plan, the Company has granted options to certain key employees, which expire seven to 10 years from the grant date, to purchase common stock at prices equal to 100% of the fair value on the grant date. Options outstanding are exercisable over various periods generally starting one year after the grant date. The Company has also issued restricted stock awards to certain key employees at no cost under its 1997 Stock Incentive Plan. The restrictions on the transferability of those shares lapse over periods that range up to four years. A maximum of 3,500,000 shares may be issued under the 1997 Stock Incentive Plan.

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

The Company applies APB Opinion No. 25 in accounting for its stock-based compensation. During fiscal 1997, 263,391 shares of restricted stock were issued at a weighted-average grant-date fair value of $7.45. Total pre-tax compensation cost charged to income for stock-based employee compensation awards in fiscal 1999, 1998 and 1997 was $0.7, $0.5 and $0.4 million, respectively, and consisted entirely of compensation expense related to restricted stock, which is charged to income ratably over the period during which the restrictions lapse. No compensation cost was recognized for the Company's stock options under APB Opinion No. 25 because the exercise price equaled the market price of the underlying stock on the date of the grant.

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

                                                Fiscal Year Ended
--------------------------------------------------------------------------------
                                  January 29,       January 30,      January 31,
                                     2000             1999              1998
--------------------------------------------------------------------------------

Risk-free interest rate              6.63%             4.62%            5.64%
Expected volatility                  41.1%             37.0%            36.0%
Dividend yield                          -                 -                -
Expected option life               4.5 years         4.5 years        4.5 years
--------------------------------------------------------------------------------

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

For purposes of the following pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period:

                                                                       Fiscal Year Ended
-----------------------------------------------------------------------------------------------------------
                                                        January 29,       January 30,      January 31,
(In thousands, except per share amounts)                    2000             1999              1998
-----------------------------------------------------------------------------------------------------------

Pro forma income (loss) from continuing
     operations before extraordinary gain               $     8,589       $    20,617      $    (1,772)

Extraordinary gain on early extinguishment of debt            1,799                 -                -
-----------------------------------------------------------------------------------------------------------

Pro forma net income                                    $    10,388       $    20,617      $    10,140
===========================================================================================================

Pro forma income (loss) per share--Income from
     continuing operations before extraordinary gain
        Basic                                           $      0.23       $      0.54      $     (0.05)
        Diluted                                         $      0.23       $      0.43      $     (0.05)

Pro forma income per share--Net income:
        Basic                                           $      0.27       $      0.54      $      0.28
        Diluted                                         $      0.27       $      0.43      $      0.28
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

The following is a summary of the Company's stock option activity and related information:

--------------------------------------------------------------------------------
                                                  Number Of     Weighted-Average
                                                   Options       Exercise Price
--------------------------------------------------------------------------------

Fiscal Year Ended January 31, 1998:

Outstanding at beginning of year                  2,539,624      $    18.88
          Granted                                   817,650            9.26
          BJ's spin-off adjustments               1,213,988               -
          Exercised                                (422,337)          17.35
          Forfeited                              (1,040,860)          17.82
          Expired                                        -                -
--------------------------------------------------------------------------------

Outstanding at January 31, 1998                   3,108,065      $     5.30
================================================================================

Fiscal Year Ended January 30, 1999:
          Granted                                   531,850      $     6.15
          Exercised                                (184,172)           3.58
          Forfeited                                (159,904)           6.43
          Expired                                         -               -
--------------------------------------------------------------------------------

Outstanding at January 30, 1999                   3,295,839      $     5.48
================================================================================

Fiscal Year Ended January 29, 2000:
          Granted                                   737,150      $     4.21
          Exercised                                  (4,417)           4.45
          Forfeited                                (652,427)           6.56
          Expired                                        -                -
--------------------------------------------------------------------------------

Outstanding at January 29, 2000                   3,376,145      $     4.99
================================================================================

--------------------------------------------------------------------------------
                                                  Number Of     Weighted-Average
                                                   Options       Exercise Price
--------------------------------------------------------------------------------
Exercisable at:
          January 31, 1998                        1,100,056            3.82
          January 30, 1999                        1,594,476            4.42
          January 29, 2000                        2,282,277            4.96
--------------------------------------------------------------------------------

Weighted-average fair value of options granted during the year:
          Fiscal 1997                                                  3.55
          Fiscal 1998                                                  2.32
          Fiscal 1999                                                  1.85
--------------------------------------------------------------------------------


The following is additional information related to stock options outstanding at January 29, 2000:

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
        Range Of             Number        Exercise      Contractual         Number          Exercise
     Exercise Prices       Outstanding       Price      Life (Years)      Exercisable         Price
----------------------------------------------------------------------- -----------------------------------

   $ 2.00   to  $ 3.23          347,488   $     2.83          4.2             347,488      $     2.83
     3.24   to    4.64        1,791,457         4.15          5.4           1,120,107            4.13
     4.65   to    6.45          765,226         6.01          6.8             449,951            6.00
     6.46   to    9.00          471,974         8.14          7.7             364,731            8.24
----------------------------------------------------------------------- -----------------------------------

   $ 2.00   to  $ 9.00        3,376,145   $     4.99          5.9           2,282,277      $     4.96
======================================================================= ===================================

As of January 29,  2000,  January 30,  1999 and  January  31,  1998,  2,241,283,
2,363,860 and 2,723,306 shares, respectively, were reserved for future stock awards under the Company's stock option plans.

In April 1999, the Company adopted a replacement stockholder rights plan designed to discourage attempts to acquire the Company on terms not approved by the Board of Directors. The replacement rights plan replaced an existing rights plan that expired by its terms in April 1999. Under the replacement plan, stockholders were issued one Right for each share of common stock owned, which entitles them to purchase 1/100 share of Series A Junior Participating Preferred Stock ("Series A Preferred Stock") at an exercise price of $50. The Company has designated 1,900,000 shares of Series A Preferred Stock for use under the rights plan; none has been issued. Generally, the terms of the Series A Preferred Stock are designed so that 1/100 share of Series A Preferred Stock is the economic equivalent of one share of the Company's common stock. In the event any person acquires 15% or more of the Company's outstanding stock, the Rights become exercisable for the number of common shares which, at the time, would have a market value of two times the exercise price of the Right.

The Company has authorized 10,000,000 shares of preferred stock, $0.01 par value, of which no shares have been issued.

Note 12 - Pensions and Other Post-Retirement Benefits

The Waban Inc. Retirement Plan (the "Retirement Plan") was a non-contributory defined benefit retirement plan covering full-time employees who have attained 21 years of age and have completed one year of service. Benefits were based on compensation earned in each year of service. No benefits have accrued under this plan since July 4, 1992, when it was frozen. On July 26, 1997, the Board of Directors approved the termination of the Retirement Plan. In accordance with generally accepted accounting principles, the costs to terminate the Retirement Plan were not recognized until the Plan was settled, which occurred in the first quarter of fiscal 1998. The Plan was settled through cash payments and through the purchase of non-participating annuity contracts.

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

                                                                                   Post-Retirement
                                                   Retirement Plan                  Medical Plan
                                          -----------------------------------------------------------------
                                                  Fiscal Year Ended               Fiscal Year Ended
-----------------------------------------------------------------------------------------------------------
                                             January 29,     January 30,     January 29,    January 30,
(In thousands)                                  2000             1999           2000            1999
-----------------------------------------------------------------------------------------------------------

Change in Benefit Obligation:
     Benefit obligation at beginning of year $        -       $    3,331      $      767     $      595
     Service cost                                     -                -              90            118
     Interest cost                                    -                -              30             40
     Actuarial (gain) loss                            -              670            (370)            14
     Benefits paid                                    -           (4,001)              -              -
-----------------------------------------------------------------------------------------------------------

     Benefit obligation at end of year       $        -       $        -      $      517     $      767
===========================================================================================================

Change in Plan Assets:
     Fair value of assets at beginning of
       year                                  $        -       $    3,450      $        -     $        -
     Actual return on plan assets                     -               94               -              -
     Employer contribution                            -              457               -              -
     Benefits paid                                    -           (4,001)              -              -
-----------------------------------------------------------------------------------------------------------
     Fair value of plan assets at end of
       year                                  $        -       $        -      $        -     $        -
===========================================================================================================


     Funded status                                    -                -             517            767
     Unrecognized net actuarial gain                  -                -             370             24
-----------------------------------------------------------------------------------------------------------

Accrued benefit cost                         $        -       $        -      $      887     $      791
===========================================================================================================


Weighted-average assumptions:

     Discount rate                                    -                -           7.75%           6.50%
===========================================================================================================

Net periodic pension and other post-retirement medical benefit costs include the following components:

                                                                                   Post-Retirement
                                                  Retirement Plan                    Medical Plan
                                          -----------------------------------------------------------------
                                                 Fiscal Year Ended                Fiscal Year Ended
-----------------------------------------------------------------------------------------------------------
                                             January 29,    January 30,      January 29,    January 30,
(In thousands)                                  2000            1999             2000           1999
-----------------------------------------------------------------------------------------------------------

Components of net periodic benefit cost:
     Service cost                            $        -       $        -       $     90      $    119
     Interest cost                                    -                -             30            40
     Recognized net actuarial gain                    -                -            (25)            -
     Loss due to settlement of plan                   -            1,100              -             -
-----------------------------------------------------------------------------------------------------------

     Net periodic benefit cost               $        -       $    1,100       $     95      $    159
===========================================================================================================

Assumed health care cost trend rates have a significant effect on the amounts reported for the Post-Retirement Medical Plan. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

-----------------------------------------------------------------------------------------------------------
                                                 1-Percentage Point              1-Percentage Point
                                                      Increase                        Decrease
-----------------------------------------------------------------------------------------------------------

Effect on total of service and interest
    cost components                                     $  15                           $ (13)
Effect on postretirement medical benefit
    obligation                                          $  61                           $ (53)

-----------------------------------------------------------------------------------------------------------

In 1994, the Company established a non-contributory defined contribution retirement plan for certain key employees. Under the plan, the Company funds annual retirement contributions for the designated participants on an after-tax basis. For fiscal years 1999, 1998 and 1997, the Company's contribution equaled 5% of participants' base salary. Participants become fully vested in their contribution accounts at the end of the fiscal year in which they complete four years of service. The Company's expense under this plan was $0.5 million in each of fiscal years 1999, 1998 and 1997.

Under the Company's 401(k) Savings Plans, participating employees may make pre-tax contributions up to 15% of covered compensation. The Company matches employee contributions at 100% of the first one percent of covered compensation and 50% of the next four percent and is payable as of the end of each calendar quarter. The Company's expense under these plans was $2.2 million, $1.8 million and $1.8 million in fiscal years 1999, 1998 and 1997, respectively.

Note 13 - Restructuring Reserve and Store Closures and Other Charges Reserve

The following is a summary of the restructuring reserve and store closures and other charges reserve:

------------------------------------------------------------------- ------------------ -------------------
                                                                                          Fiscal 1997
                                                                       Fiscal 1993       Store Closures
                                                                      Restructuring    and Other Charges
(In thousands)                                                           Reserve            Reserve
------------------------------------------------------------------- ------------------ -------------------

Fiscal Year Ended January 30, 1999                                    $    5,927         $    16,452

Cash expenditures incurred during the year                                (2,500) (1)         (1,934) (2)

Reserve re-evaluation adjustment                                           3,347              (3,347)
------------------------------------------------------------------- ------------------ -------------------

Fiscal Year Ended January 29, 2000                                    $    6,774  (3)    $    11,171  (4)
=================================================================== ================== ===================

(1) Cash expenditures during the year consisted primarily of lease obligations on closed facilities and costs associated with the closure in July 1999 of an older, under-performing store
(2) Cash expenditures during the year consisted primarily of lease obligations on closed facilities and other related operating costs.
(3) The ending balance consists primarily of lease obligations on closed facilities, which extend through 2006.
(4) The ending balance consists primarily of lease obligations on closed facilities, which extend through 2011.

In October 1997, the Board of Directors approved an accelerated growth strategy that provided for a more rapid completion of its store remodel program and an increased rate for new store openings. In connection with this strategy, the Board of Directors also approved the closure of three under-performing stores. In the third quarter of fiscal 1997, the Company recorded store closures and other charges of $27.0 million consisting of $22.3 million for store closures and other related settlement costs, $1.7 million in asset impairment charges, and a $3.0 million increase in the fiscal 1993 restructuring reserve for additional lease obligations due to delays in obtaining subleases on terms acceptable to the Company. Costs included in the reserve for store closures primarily include lease obligations on closed or yet to be closed facilities, write-downs of fixed assets and other related settlement costs.

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

Note 14 - Commitments and Contingencies

The Company is involved in various legal proceedings incident to the character of its business. Although it is not possible to predict the outcome of these proceedings, or any claims against the Company related thereto, the Company believes that such proceedings will not, individually or in the aggregate, have a material adverse effect on either its financial condition, cash flows, or results of operations.

Note 15 - Selected Quarterly Financial Data (Unaudited)

Fiscal Year ended January 29, 2000:                                   Quarter Ended
--------------------------------------------- --------------- -------------- -------------- --------------
                                                  May 1,        July 31,      October 30,    January 29,
(In thousands, except per share data)              1999           1999           1999           2000
--------------------------------------------- --------------- -------------- -------------- --------------

  Net sales                                   $   365,293      $   453,667   $   379,167     $   327,148
  Gross profit                                     78,297          100,603        82,931          66,979
  Income (loss) from operations                     2,149           16,712         6,350          (4,584)
  Income (loss) before extraordinary gain             653           10,153         3,853          (3,830)
  Net income (loss)                                   653           10,153         3,853          (2,031)

  Basic net income per share:
   Income (loss) before extraordinary gain    $      0.02      $      0.27   $      0.10    $     (0.10)
   Extraordinary gain                                   -                -             -           0.05
   Net income                                 $      0.02      $      0.27   $      0.10    $     (0.05)

  Diluted net income per share:
   Income (loss) before extraordinary gain    $      0.02      $      0.23   $      0.10    $     (0.10)
   Extraordinary gain                                   -                -             -           0.05
   Net income                                 $      0.02      $      0.23   $      0.10    $     (0.05)
--------------------------------------------- --------------- -------------- -------------- --------------

Fiscal Year ended January 30, 1999:                                   Quarter Ended
--------------------------------------------- --------------- -------------- -------------- --------------
                                                  May 2,        August 1,     October 31,    January 30,
(In thousands, except per share data)              1998           1998           1998           1999
--------------------------------------------- --------------- -------------- -------------- --------------

  Net sales                                   $   348,897      $   424,625   $   360,067     $   308,753
  Gross profit                                     76,937           97,417        79,800          63,937
  Income from operations                               91           14,693         7,165             414
  Net income                                           91           14,693         7,165             414

  Net income per share:
   Basic                                      $         -      $      0.39   $      0.19    $      0.01
   Diluted                                    $         -      $      0.32   $      0.17    $      0.01
--------------------------------------------- --------------- -------------- -------------- --------------

Net income for the first quarter of fiscal 1998 includes a $1.1 million charge, before taxes, related to the termination of the Waban Inc. Retirement Plan.

In fiscal 1999 and 1998, the quarterly per share amounts do not sum to the per share amounts for the respective year-to-date periods due to differences in the weighted average number of shares outstanding in each quarterly reporting period versus the weighted average number of shares outstanding for the respective year-to-date periods.




Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The Company will file with the Securities and Exchange Commission a definitive Proxy Statement no later than 120 days after the close of its fiscal year ended January 29, 2000 (the "Proxy Statement"). The information required by this Item that is not set forth below or under the heading "Executive Officers of the Registrant" in Part I of this report is incorporated herein by reference to the Proxy Statement.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on 8-K

A. The Financial Statements and Financial Statement Schedules filed as part of this report are listed and indexed on page 19. Schedules other than those listed in the index have been omitted because they are not included elsewhere in this report.

B. Listed below are all exhibits filed as part of this report. Certain exhibits are incorporated by reference to documents previously filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

Exhibit
No.            Exhibit
-------------- -----------------------------------------------------------------
3.1            Amended and Restated  Certificate of Incorporation of the Company
               (incorporated  herein by reference to the  Registrant's  Form S-8
               (#333-32473), dated July 30, 1997).
3.2            By-Laws, as Amended, of the Company  (incorporated herein by reference to the Registrant's Form S-8 (#333-32473), dated July
               30, 1997).
4.0            Instruments Defining Rights of Security Holders (See Exhibits
               3.1, 3.2, 4.7 and 10.13).
4.1            Specimen  Common  Stock  Certificate  (incorporated  herein by reference to the Registrant's Form S-3 (Registration No.
               333-43789), dated February 10, 1998).
4.2            5.25%  Convertible  Subordinated  Note (Rule 144A)  (incorporated herein by reference to the  Registrant's  Form S-3  (Registration
               No. 333-43789), dated February 10, 1998).
4.3            5.25% Convertible Subordinated  Note (Regulation S) (incorporated herein by reference to the Registrant's Form S-3 (Registration
               No. 333-43789), dated February 10, 1998).
4.4            Indenture, dated as of November 10, 1997, between the Company and
               State  Street  Bank  and  Trust  Company  of   California,   N.A.
               (incorporated  herein by reference to the  Registrant's  Form S-3
               (Registration No. 333-43789), dated February 10, 1998).
4.5            Registration  Rights Agreement, dated as of November 10, 1997, by and between the Company and  Prudential  Securities  Incorporated
               (incorporated herein by  reference  to  the Registrant's Form S-3
               (Registration No. 333-43789), dated February 10, 1998).
4.6            Purchase  Agreement,  dated as of December 10, 1997,  between the
               Company  and  Prudential  Securities  Incorporated  (incorporated herein by reference to the  Registrant's  Form S-3  (Registration
               No. 333-43789), dated February 10, 1998).
4.7            Rights  Agreement  dated as of April 6, 1999 between the Company and First  Chicago  Trust Company  of New York  (incorporated herein  by  reference  to the  Registrant's  Form 8-A
               (Registration No. 001-10259), dated April 6, 1999).
4.8            5.25% Convertible Subordinated Note (Registered)  (incorporated herein by reference to the Registrant's Form S-3 (Registration
               No. 333-43789), dated February 10, 1998).
10.0 *         Change of Control  Severance  Benefit  Plan for Key  Employees,
               dated January 28, 1998  (incorporated  herein by reference to the
               Registrant's Form S-3 (Registration No.
               333-43789), dated February 10, 1998).
10.1 *         HomeBase,   Inc.  1989  Stock   Incentive   Plan,  as  amended
               (incorporated  herein by reference to the Registrant's  Form 10-Q
               (File No. 1-10259), dated July 26, 1997).
10.2 *         Waban Inc. Executive  Retirement Plan  (incorporated  herein by reference to the Registrant's Form 10-K for the fiscal year ended
               January 29, 1994).
10.3 *         Waban Inc. Retirement Plan for Directors,  as amended September
               17, 1990  (incorporated  herein by reference to the  Registrant's
               Form 10-Q for the fiscal quarter ended October 27, 1990).
10.4 *         Waban Inc. General  Deferred  Compensation  Plan  (incorporated herein by reference to the Registrant's  Form 10-K for the fiscal year ended January 27, 1990).
10.5 *         Waban Inc.  Growth  Incentive  Plan,  as amended  (incorporated herein by reference to the Registrant's  Form 10-K for the fiscal year ended January 27, 1990).
10.6 *         Amendment  dated as of January 29, 1994 between the Company and
               The TJX  Companies,  Inc. to Executives  Services  Agreement with respect to Arthur F. Loewy  (incorporated  herein by reference to the Registrant's  Form 10-K for the fiscal year ended January 29,
               1994).
10.7 *         Employment  Agreement dated as of July 28, 1997 with Herbert J.
               Zarkin (incorporated herein by reference to the Registrant's Form
               10-Q (File No. 1-10259), dated July 26, 1997).
10.8 *         Employment  Agreement  dated as of July 28, 1997 with Edward J.
               Weisberger (incorporated herein by reference  to the Registrant's
               Form 10-Q (File No. 1-10259), dated July 26, 1997).
10.9 *         Employment  Agreement  dated as of July 28, 1997 with Allan P.
               Sherman  (incorporated  herein by reference  to the  Registrant's
               Form 10-Q (File No. 1-10259), dated October 25, 1997).
10.9.1 *       Loan  Agreement  dated as of  January  19,  1994 with  Allan P.
               Sherman  (incorporated  herein by reference  to the  Registrant's
               Form 10-K for the fiscal year ended January 29, 1994).
10.9.2 *       Promissory  Note  dated as of January  19,  1994 with Allan P.
               Sherman to the Company  (incorporated  herein by reference to the
               Registrant's  Form 10-K for the  fiscal  year ended  January  29,
               1994).
10.10 *        Employment Agreement,  dated as of July 28, 1997 with Thomas F.
               Gallagher  (incorporated  herein by reference to the Registrant's
               Form 10-Q (File No. 1-10259), dated July 26, 1997).
10.11 *        Employment  Agreement,  dated as of July 28,  1997 with  Scott
               Richards  (incorporated  herein by reference to the  Registrant's
               Form 10-Q (File No. 1-10259), dated July 26, 1997).
10.12 *        Employment Agreement, dated as of July 28, 1997 with William B.
               Langsdorf  (incorporated  herein by reference to the Registrant's
               Form 10-Q (File No. 1-10259), dated July 26, 1997).
10.13 *        Form of  Indemnification  Agreement between the Company and its officers and directors  (incorporated  herein by reference to the
               Registrant's  Form 10-K for the  fiscal  year ended  January  27,
               1990).
10.14 *        Form of Change  of  Control  Severance  Agreement  between  the
               Company  and  officers  of the  Company  (incorporated  herein by reference to the Registrant's Form 10-Q (File No.
               1-10259), dated July 26, 1997).
10.15          Credit Agreement dated  as of  July  9, 1997  among  the  Company and  certain  banks (incorporated herein by reference to the
               Registrant's Form 10-Q (File No. 1-10259), dated July 26, 1997).
10.15.1        First Amendment to Credit Agreement, dated October 28, 1997 among the Company and certain banks  (incorporated  herein by reference to the Registrant's  Form 10-K (File No. 1-10259),  dated January
               31, 1998).
10.15.2        Second  Amendment  to Credit  Agreement,  dated  November 7, 1997 among the  Company  and  certain  banks  (incorporated  herein by reference to the Registrant's Form 10-K (File No. 1-10259), dated
               January 31, 1998).
10.15.3        Third  Amendment  to Credit  Agreement,  dated  December 24, 1997 among the  Company  and  certain  banks  (incorporated  herein by reference to the Registrant's Form 10-K (File No. 1-10259), dated
               January 31, 1998).
10.16 *        Waban Inc. 1995 Director Stock Option Plan (incorporated herein by reference to the  Registrant's  definitive  Proxy Statement on
               Schedule 14A (File No. 1-10259) for the Registrant's  1995 Annual
               Meeting of Stockholders).
10.17          Separation and Distribution Agreement, dated as of July 10, 1997, between the Company and BJ's Wholesale Club, Inc.  (incorporated herein by reference to the Registrant's Form 8-K (File No.
               1-10259), dated July 28, 1997).
10.18          Services  Agreement,  dated as of July 28,  1997,  between the
               Company and BJ's  Wholesale Club,  Inc.  (incorporated  herein by reference to the Registrant's  Form 8-K (File No. 1-10259), dated
               July 28, 1997).
10.19          Tax Sharing  Agreement,  dated as of July 28,  1997,  between the
               Company and BJ's Wholesale  Club,  Inc.  (incorporated  herein by reference to the Registrant's Form 8-K (File No.
               1-10259), dated July 28, 1997).
10.20 *        Employee Benefits Agreement, dated as of July 28, 1997, between the Company and BJ's Wholesale Club, Inc. (incorporated herein by reference to the Registrant's Form 8-K (File No. 1-10259),  dated
               July 28, 1997).
10.21 *        HomeBase,  Inc. 1997 Stock Incentive Plan (incorporated  herein by reference to the  Registrant's  Form 10-Q (File No.  1-10259),
               dated July 26, 1997).
10.22 *        Change of Control  Severance  Agreement,  dated August 31, 1998 with Herbert J. Zarkin  (incorporated  herein by reference to the
               Registrant's  Form 10-Q (File No.  1-10259),  dated  October  31,
               1998).
10.23 *        Employment Agreement,  dated June 1, 1998 with Allan P. Sherman
               (incorporated  herein by reference to the Registrant's  Form 10-Q
               (File No. 1-10259), dated October 31, 1998).
10.24 *        Change of Control  Severance  Agreement,  dated August 31, 1998 with Allan P.  Sherman  (incorporated  herein by reference to the
               Registrant's  Form 10-Q (File No.  1-10259),  dated  October  31,
               1998).
10.25 *        Change of Control  Severance  Agreement,  dated August 31, 1998 with Thomas F. Gallagher (incorporated herein by reference to the
               Registrant's  Form 10-Q (File No.  1-10259),  dated  October  31,
               1998).
10.26 *        Change of Control  Severance  Agreement,  dated August 31, 1998 with William B.  Langsdorf  (incorporated  herein by reference to the Registrant's Form 10-Q (File No. 1-10259),  dated October 31,
               1998).
10.27 *        Change of Control  Severance  Agreement,  dated August 31, 1998 with Scott L. Richards  (incorporated  herein by reference to the
               Registrant's  Form 10-Q (File No.  1-10259),  dated  October  31,
               1998).
10.28 *        Change of Control  Severance  Agreement,  dated August 31, 1998 with Edward J.  Weisberger  (incorporated  herein by reference to the Registrant's Form 10-Q (File No. 1-10259),  dated October 31,
               1998).
10.29 *        Change of Control  Severance  Benefit  Plan for Key  Employees,
               dated  August 31, 1998  (incorporated  herein by reference to the
               Registrant's  Form 10-Q (File No.  1-10259),  dated  October  31,
               1998).
10.30 *        HomeBase,  Inc.  Executive  Retirement  Plan,  First Amendment,
               dated  August 31, 1998  (incorporated  herein by reference to the
               Registrant's  Form 10-Q (File No.  1-10259),  dated  October  31,
               1998).
10.31 *        Equity Unit  Agreement,  dated February 8, 1999, with Thomas F.
               Gallagher  (incorporated  herein by reference to the Registrant's
               Form 10-K (File No. 1-10259), dated January 30, 1999).
10.32 *        Equity Unit Agreement,  dated February 8, 1999, with William B.
               Langsdorf  (incorporated  herein by reference to the Registrant's
               Form 10-K (File No. 1-10259), dated January 30, 1999).
10.33 *        Equity Unit  Agreement,  dated February 8, 1999,  with Scott L.
               Richards  (incorporated  herein by reference to the  Registrant's
               Form 10-K (File No. 1-10259), dated January 30, 1999).
10.34 * #      Replacement Equity Unit Agreement, dated December 9, 1999, with
               John L. Price.
10.35 * #      Agreement and Release of All Claims with Allan P. Sherman, dated
               March 2, 2000.
10.36 * #      Amendment to Employment Agreement, dated March 2, 2000, with
               Herbert J. Zarkin
21.0 #         Subsidiaries of the Company.
23.0 #         Consent of Independent Accountants.
27.0 #         Financial Data Schedule--Fiscal 2000.

*              Management contract or other compensatory plan or arrangement.
#              Filed herewith.


               Reports on Form 8-K
               -----------------------------------------------------------------

               On November 11, 1999, the Company filed a report on Form 8-K which coincided with a press release announcing the preliminary results for the third quarter ended October 30, 1999, of an underwritten commitment it had obtained for a new senior collateralized five-year, $250 million revolving line of credit, of a $20 million stock and note repurchase program and of the creation of a preliminary new merchandising concept.

               On December 8, 1999, the Company filed a report on Form 8-K which coincided with a press release announcing the closing of an agreement for a new senior collateralized five-year $250 million revolving line of credit facility, led by BankBoston Retail Finance Inc.

               On March 7, 2000, the Company filed a report on Form 8-K which coincided with a press release reporting that the Board of Directors has named Herbert J. Zarkin President and Chief Executive Officer to succeed Allan P. Sherman, who resigned from these positions and as a Director of the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      HomeBase, Inc.


Dated April 11, 2000                              By: /s/ Herbert J. Zarkin
                                                      --------------------------
                                                          Herbert J. Zarkin
                                                          Chairman of the Board,
                                                          President and Chief
                                                          Executive Officer


     Pursuant  to  the   requirements  of  the  Securities  Act  of  1934,  this
Registration Statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                           Title                                          Date
-----------------------------------------------------------------------------------------------------------

    /s/ HERBERT J. ZARKIN                  Chairman of the Board, President, Chief         April 11, 2000
    ---------------------------------
           Herbert J. Zarkin               Executive Officer of the Company and Director
                                           (Principal Executive Officer)

    /s/ WILLIAM B. LANGSDORF               Executive Vice President, Chief Financial       April 11, 2000
    ---------------------------------
           William B. Langsdorf            Officer (Principal Financial Officer and
                                           Principal Accounting Officer)

    /s/ JOHN D. BARR                       Director                                        April 11, 2000
    ---------------------------------
           John D. Barr

    /s/ ROBERT W. COX                      Director                                        April 11, 2000
    ---------------------------------
           Robert W. Cox

    /s/ HAROLD LEPPO                       Director                                        April 11, 2000
    ---------------------------------
           Harold Leppo

    /s/ ERNEST T. KLINGER                  Director                                        April 11, 2000
    ---------------------------------
           Ernest T. Klinger

    /s/ LORNE R. WAXLAX                    Director                                        April 11, 2000
    ---------------------------------
           Lorne R. Waxlax

    /s/ EDWARD J. WEISBERGER               Director                                        April 11, 2000
    ---------------------------------
           Edward J. Weisberger