Form 10-Q
period 2000-04-29
HOMEBASE INC
filed 2000-06-07
CIK 850316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q



                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                                Commission File Number
      April 29, 2000                                            1-10259

                                 HomeBase, Inc.
             (Exact name of Registrant as specified in its charter)


                   DELAWARE                                      33-0109661
(State or other jurisdiction of incorporation or              (I.R.S. Employer
                 organization)                               Identification No.)

           3345 Michelson Drive
                 Irvine, CA                                         92612
  (Address of principal executive offices)                        (Zip Code)

                                 (949) 442-5000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At May 27, 2000, there were 37,599,898 shares outstanding, excluding 270,400 shares held in treasury.

                         Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 HOMEBASE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                            13 Weeks Ended
----------------------------------------------------------------- ------- --------- --------------- ----------------
                                                                                      April 29,         May 1,
                                                                                         2000            1999
----------------------------------------------------------------- ------- --------- --------------- ----------------

Net sales                                                                            $   365,767     $   365,293

Cost of sales, including buying and occupancy costs                                      292,058         286,996
----------------------------------------------------------------- ------- --------- --------------- ----------------

Gross profit                                                                              73,709          78,297

Selling, general and administrative expenses                                              79,247          74,579
Pre-opening expenses                                                                           -           1,569
Store closures and other charges                                                          (4,000)              -
----------------------------------------------------------------- ------- --------- --------------- ----------------

Operating income (loss)                                                                   (1,538)          2,149

Interest on debt and capital leases, net                                                   1,133           1,071
----------------------------------------------------------------- ------- --------- --------------- ----------------

Income (loss) from operations before income taxes                                         (2,671)          1,078

Provision (benefit) for income taxes                                                        (988)            425
----------------------------------------------------------------- ------- --------- --------------- ----------------

Income (loss) before extraordinary gain                                                   (1,683)            653

Extraordinary gain on early extinguishment of debt, net of tax                               576               -
----------------------------------------------------------------- ------- --------- --------------- ----------------

Net income (loss)                                                                    $    (1,107)    $       653
================================================================= ======= ========= =============== ================


Basic net income (loss) per share:
   Income (loss) before extraordinary gain                                           $     (0.05)    $      0.02
   Extraordinary gain                                                                       0.02               -
----------------------------------------------------------------- ------- --------- --------------- ----------------

   Net income (loss)                                                                 $     (0.03)    $      0.02
================================================================= ======= ========= =============== ================

Diluted net income (loss) per share:
   Income (loss) before extraordinary gain                                           $     (0.05)    $      0.02
   Extraordinary gain                                                                       0.02               -
----------------------------------------------------------------- ------- --------- --------------- ----------------

   Net income (loss)                                                                 $     (0.03)    $      0.02
================================================================= ======= ========= =============== ================


Weighted average common and common  equivalent shares used in computation of net income (loss) per share:
   Basic                                                                                  37,604          37,878
   Diluted                                                                                37,604          37,954


        The accompanying notes are an integral part of these consolidated financial statements.

                                 HOMEBASE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                   (Unaudited)

----------------------------------------------------------------- ---------------- ----------------- ---------------
                                                                     April 29,       January 29,         May 1,
                                                                       2000              2000             1999
----------------------------------------------------------------- ---------------- ----------------- ---------------

ASSETS
   Current assets:
     Cash and cash equivalents                                      $   53,394        $   26,747       $   55,356
     Marketable securities                                              12,023            15,020           17,959
     Accounts receivable (net of allowance for doubtful
       accounts of $66, $39 and $235, respectively)                     23,144            29,439           25,459
     Merchandise inventories                                           393,073           371,060          377,496
     Current deferred income taxes                                       5,423             5,676            9,627
     Prepaid expenses and other current assets                           8,497             4,507           17,537
----------------------------------------------------------------- ---------------- ----------------- ---------------
   Total current assets                                                495,554           452,449          503,434

   Property and equipment, net                                         252,912           257,726          259,819
   Property under capital leases, net                                    4,649             4,759            5,088
   Deferred income taxes                                                 6,920             6,856           10,338
   Other assets                                                          5,601             5,952            5,655
----------------------------------------------------------------- ---------------- ----------------- ---------------

   Total assets                                                     $  765,636        $  727,742       $  784,334
================================================================= ================ ================= ===============

LIABILITIES
   Current liabilities:
     Accounts payable                                               $  152,785        $  108,823       $  148,419
     Restructuring reserve                                               1,133             1,771            2,241
     Accrued expenses and other current liabilities                     77,164            73,195           81,470
     Accrued income taxes                                                  413               635            5,583
     Current installments of long-term debt                                  -                 -            6,637
     Obligations under capital leases due within one year                  338               327              294
----------------------------------------------------------------- ---------------- ----------------- ---------------
   Total current liabilities                                           231,833           184,751          244,644

   Long-term debt                                                       90,182            92,382          100,000
   Obligations under capital leases, less portion due
     within one year                                                     7,951             8,040            8,289
   Noncurrent restructuring reserve                                      5,164             5,003            3,289
   Other noncurrent liabilities                                         36,792            42,880           44,854
----------------------------------------------------------------- ---------------- ----------------- ---------------
   Total liabilities                                                   371,922           333,056          401,076

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, par value $.01 per share; 190,000,000
     shares authorized; 37,873,548, 37,874,798 and
     37,876,636 shares issued and outstanding, respectively                379               379              379
   Additional paid-in capital                                          374,722           374,728          374,695
   Retained earnings                                                    19,712            20,819            8,844
   Common stock in treasury at cost, 270,400 shares                       (818)             (818)               -
   Unearned compensation                                                  (233)             (348)            (667)
   Unrealized holding gains (losses)                                       (48)              (74)               7
----------------------------------------------------------------- ---------------- ----------------- ---------------
   Total stockholders' equity                                          393,714           394,686          383,258
----------------------------------------------------------------- ---------------- ----------------- ---------------

   Total liabilities and stockholders' equity                       $  765,636        $  727,742       $  784,334
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

                                 HOMEBASE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                           13 Weeks Ended
------------------------------------------------------------------------- ------- ----------------------------------
                                                                                     April 29,          May 1,
                                                                                       2000              1999
------------------------------------------------------------------------- ------- ---------------- -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                   $ (1,107)       $     653
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                                      8,224            6,896
      Extraordinary gain on early extinguishment of debt                                  (914)               -
      Loss on property disposals                                                           113                2
      Amortization of discount on marketable securities                                     23             (199)
      Other non-cash items                                                                 109               97
      Deferred income taxes                                                                189               43
    Increase (decrease) in cash due to changes in:
      Accounts receivable                                                                6,295           (4,700)
      Merchandise inventories                                                          (22,013)         (37,846)
      Prepaid expenses and other current assets                                         (3,990)            (493)
      Other assets                                                                          85              107
      Accounts payable                                                                  43,962           45,171
      Restructuring reserve                                                               (477)            (223)
      Accrued expenses and other current liabilities                                     4,008            4,861
      Accrued income taxes                                                                (222)           4,905
      Other noncurrent liabilities                                                      (6,088)            (265)
------------------------------------------------------------------------- ------- ---------------- -----------------

    Net cash provided by operating activities                                           28,197           19,009

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities                                                       -           (3,500)
    Sales of marketable securities                                                       3,000            5,000
    Maturities of marketable securities                                                      -            8,664
    Property additions                                                                  (3,177)          (8,968)
    Property disposals                                                                       -                1
------------------------------------------------------------------------- ------- ---------------- -----------------

    Net cash (used in) provided by investing activities                                   (177)           1,197

CASH FLOWS FROM FINANCING ACTIVITIES:
    Early extinguishment of long-term debt                                              (1,271)               -
    Repayment of long-term debt                                                              -             (372)
    Repayment of capital lease obligations                                                 (78)             (67)
    Debt issuance costs                                                                    (24)               -
    Proceeds from sale and issuance of common stock                                          -               11
------------------------------------------------------------------------- ------- ---------------- -----------------

    Net cash used in financing activities                                               (1,373)            (428)
------------------------------------------------------------------------- ------- ---------------- -----------------

    Net increase in cash and cash equivalents                                           26,647           19,778
    Cash and cash equivalents at beginning of year                                      26,747           35,578
------------------------------------------------------------------------- ------- ---------------- -----------------

    Cash and cash equivalents at end of period                                        $ 53,394         $ 55,356
========================================================================= ======= ================ =================

Supplemental cash flow information:
    Interest paid                                                                     $  2,951         $  2,946
    Taxes paid (refunds received), net                                                     108           (4,582)

Non-cash financing and investing activities:
    Tax benefit of employee stock options                                             $      -         $     13
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

                                 HOMEBASE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)

---------------------------- ------------------ ----------- ------------- ----------- ------------------- ----------- --------------
                                                                           Unrealized
                                Common Stock     Additional                 Holding     Treasury Stock                    Total
                             ------------------   Paid-In     Unearned       Gains    -------------------   Retained   Stockholders'
                              Shares    Amount    Capital   Compensation    (Losses)   Shares    Amount     Earnings      Equity
---------------------------- -------- --------- ----------- ------------- ----------- -------- ---------- ----------- --------------

Balance, January 30, 1999     37,879   $   379   $ 374,705   $     (798)  $      22         -   $      -   $    8,191    $ 382,499
  Net income                       -         -           -            -           -         -          -          653          653
  Unrealized holding losses        -         -           -            -         (15)        -                       -          (15)
  Exercise of stock options        3         -          11            -           -         -          -            -           11
  Income tax benefit of
    stock options                  -         -          13            -           -         -          -            -           13
  Amortization of
    restricted stock grants        -         -           -          114           -         -          -            -          114
  Cancellation of
    restricted stock grants       (5)        -         (34)          17           -         -          -            -          (17)
---------------------------- -------- --------- ----------- ------------- ----------- -------- ---------- ----------- --------------

Balance, May 1, 1999          37,877   $   379   $ 374,695   $     (667)   $      7         -    $     -   $    8,844    $ 383,258
============================ ======== ========= =========== ============= =========== ======== ========== =========== ==============



---------------------------- ------------------ ----------- ------------- ----------- ------------------- ----------- --------------
                                                                           Unrealized
                                Common Stock     Additional                 Holding     Treasury Stock                    Total
                             ------------------   Paid-In     Unearned       Gains    -------------------   Retained   Stockholders'
                              Shares    Amount    Capital   Compensation    (Losses)   Shares    Amount     Earnings      Equity
---------------------------- -------- --------- ----------- ------------- ----------- -------- ---------- ----------- --------------

Balance, January 29, 2000     37,875   $   379  $  374,728    $     (348)  $     (74)    (270)   $  (818)  $   20,819    $ 394,686
  Net loss                         -         -           -             -           -                           (1,107)      (1,107)
  Unrealized holding losses        -         -           -             -          26                                -           26
  Amortization of
    restricted stock grants        -         -           -           110           -                    -           -          110
  Cancellation of
    restricted stock grants       (1)        -          (6)            5           -                    -           -           (1)
---------------------------- -------- --------- ----------- ------------- ----------- --------- ---------- ---------- --------------

Balance, April 29, 2000       37,874   $   379  $  374,722    $     (233)   $    (48)    (270)   $  (818)  $   19,712    $ 393,714
============================ ======== ========= =========== ============= =========== ========= ========== ========== ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 HOMEBASE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair statement of the results have been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 29, 2000. The January 29, 2000 balances reported herein are derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

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

The fiscal years ending January 27, 2001 and January 29, 2000 are referred to herein as "fiscal 2000" and "fiscal 1999", respectively. The 13 weeks ended April 29, 2000 and May 1, 1999 are referred to herein as the "first quarter of fiscal 2000" and the "first quarter of fiscal 1999", respectively.

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

Note 4 - Interest on Debt and Capital Leases

Interest on debt and capital leases in the consolidated statements of income is presented net of interest and investment income of $0.8 million for the first quarter of both fiscal 2000 and fiscal 1999.

Note 5 - Net Income Per Share

The following is a reconciliation of the numerator and the denominator used in the calculation of net income per share:

                                                                                 13 Weeks Ended
-------------------------------------------------------------- --- ---- ---------------- -----------------
                                                                           April 29,          May 1,
(In thousands)                                                               2000              1999
-------------------------------------------------------------- --- ---- ---------------- -----------------

Numerator:

   Income (loss) from operations before extraordinary gain                $   (1,683)      $      653
   Extraordinary gain                                                            576                -
-------------------------------------------------------------- --- ---- ---------------- -----------------

   Numerator for basic net income per share                                   (1,107)             653

Effect of dilutive securities:
   5.25% convertible subordinated notes                                            -                -
-------------------------------------------------------------- --- ---- ---------------- -----------------

   Numerator for diluted net income per share                            $    (1,107)     $       653
============================================================== === ==== ================ =================


                                                                                 13 Weeks Ended
-------------------------------------------------------------- --- ---- ---------------- -----------------
                                                                           April 29,          May 1,
(In thousands)                                                               2000              1999
-------------------------------------------------------------- --- ---- ---------------- -----------------

Denominator:

   Denominator for basic net income per share - weighted
average shares                                                                37,604           37,878

Effect of dilutive securities:
   Employee stock options                                                          -               76
   Assumed conversion of 5.25% convertible subordinated
     notes                                                                         -                -
-------------------------------------------------------------- --- ---- ---------------- -----------------

   Denominator for diluted net income per share - weighted
average shares                                                                37,604           37,954
============================================================== === ==== ================ =================


Note 6 - Supplemental Balance Sheet Information

Property and equipment consists of the following:

----------------------------------------------------- ----------------- ---------------- -----------------
                                                         April 29,        January 29,         May 1,
(In thousands)                                              2000             2000              1999
----------------------------------------------------- ----------------- ---------------- -----------------

Land and buildings                                     $   157,958       $   157,932      $   157,774
Leasehold improvements                                      72,725            72,795           70,670
Furniture, fixtures and equipment                          172,908           170,316          156,716
----------------------------------------------------- ----------------- ---------------- -----------------
                                                           403,591           401,043          385,160
Accumulated depreciation                                  (150,679)         (143,317)        (125,341)
----------------------------------------------------- ----------------- ---------------- -----------------

Property and equipment, net                            $   252,912       $   257,726      $   259,819
===================================================== ================= ================ =================

Property under capital leases consists of the following:

------------------------------------------------- ----------------- ------------------ -------------------
                                                     April 29,         January 29,           May 1,
(In thousands)                                          2000              2000                1999
------------------------------------------------- ----------------- ------------------ -------------------

Property under capital leases                      $     9,696       $     9,696        $      9,696
Accumulated depreciation                                (5,047)           (4,937)             (4,608)
------------------------------------------------- ----------------- ------------------ -------------------

Property under capital leases, net                 $     4,649       $     4,759        $      5,088
================================================= ================= ================== ===================


Note 7 - Restructuring Reserve and Store Closures and Other Charges Reserve

------------------------------------------------------------------- ------------------ -------------------
                                                                                          Fiscal 1997
                                                                       Fiscal 1993       Store Closures
                                                                      Restructuring    and Other Charges
(In thousands)                                                           Reserve            Reserve
------------------------------------------------------------------- ------------------ -------------------

Balance January 29, 2000                                              $    6,774         $    11,171

Cash expenditures incurred during the period                                (457) (1)         (2,140) (2)

Reserve re-evaluation adjustment                                             (20)             (4,000) (5)
------------------------------------------------------------------- ------------------ -------------------

Period Ended April 29, 2000                                           $    6,297  (3)    $     5,031  (4)
=================================================================== ================== ===================

(1) Cash expenditures during the 13 weeks ended April 29, 2000 consisted primarily of lease obligations on closed facilities and other related operating costs.
(2) Cash expenditures during the 13 weeks ended April 29, 2000 included $1.7 million in lease termination costs related to a previously closed store as well as lease obligations on closed facilities.
(3) The ending balance consists primarily of lease obligations on closed facilities, which extend through 2006.
(4) The ending balance consists primarily of lease obligations on closed facilities, which extend through 2002.
(5) Reversal of reserves for a closed store which will be reopened as a House 2 HomeTM new concept store and another store for which a favorable lease termination was negotiated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organization and Presentation

The fiscal years ending January 27, 2001 and January 29, 2000 are referred to herein as "fiscal 2000" and "fiscal 1999", respectively. The 13 weeks ended April 29, 2000 and May 1, 1999 are referred to herein as the "first quarter of fiscal 2000" and the "first quarter of fiscal 1999," respectively.

The following table presents the results of operations for the periods indicated as a percentage of net sales.

                                                            13 Weeks Ended
------------------------------------------------------ -------------------------
                                                        April 29,       May 1,
                                                          2000          1999
------------------------------------------------------ ------------ ------------

Net sales                                                  100.0 %       100.0 %

Cost of sales, including buying and occupancy costs         79.8          78.6
------------------------------------------------------ ------------ ------------

Gross profit                                                20.2          21.4

Selling, general and administrative expenses                21.7          20.4
Pre-opening expenses                                           -           0.4
Store closures and other charges                            (1.1)            -
------------------------------------------------------ ------------ ------------

Operating income (loss)                                     (0.4)          0.6

Interest on debt and capital leases, net                     0.3           0.3
------------------------------------------------------ ------------ ------------

Income (loss) from operations before income taxes           (0.7)          0.3

Provision (benefit) for income taxes                        (0.2)          0.1
------------------------------------------------------ ------------ ------------

Income (loss) before extraordinary gain                     (0.5)          0.2

Extraordinary gain on early extinguishment of debt           0.2            -
------------------------------------------------------ ------------ ------------

Net income (loss)                                           (0.3) %        0.2 %
====================================================== ============ ============

Net Sales

Net sales for the first quarter of fiscal 2000 increased 0.1% to $365.8 million from $365.3 million in the first quarter of fiscal 1999. There were 88 stores in operation in the first quarter of fiscal 2000 versus 85 open at the end of the first quarter of fiscal 1999. Comparable store sales declined 4.2%, driven by a decline in the number of transactions which more than offset an increase in the average transaction.

Gross Profit

Gross profit was 20.2% of net sales in the first quarter of fiscal 2000 compared to 21.4% in the first quarter of fiscal 1999. The decrease was primarily the result of a pre-tax charge of $1.9 million (equal to 0.5% of sales) for inventory liquidation at four stores slated to be converted into House 2 HomeTM stores.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") increased to 21.7% of net sales for the first quarter of fiscal 2000 from 20.4% of net sales for the first quarter of fiscal 1999. The increase was attributable to expenditures related to the House 2 HomeTM concept including consulting fees, accelerated depreciation of store fixtures at the four locations being converted, and incremental staffing for buyers and administrative support working on House 2 HomeTM, as well as severance costs related to the retirement of the Company's former President and CEO.

Pre-opening Expenses

Pre-opening expenses for the first quarter of fiscal 2000 were zero. The expenses incurred during the first quarter of fiscal 1999 are attributable to one store which opened in March 1999 and three other stores opened in May 1999.

Interest on Debt and Capital Leases

Interest on debt and capital leases, net, was $1.1 million for the first quarter of both fiscal 2000 and fiscal 1999. Interest on debt and capital leases is presented net of interest and investment income of $0.8 million for the first quarter of both fiscal 2000 and fiscal 1999.

Provision for Income Taxes

The income tax rate was 37.0% for the 13 weeks ended April 29, 2000 compared with 39.4% in the comparable prior year period. The rate in fiscal 2000 reflects the realization of certain federal income tax credits.

Net Income (Loss)

Net loss for the first quarter of fiscal 2000 was $1.1 million, or $0.03 per diluted share, compared with net income of $0.7 million, or $0.02 per diluted share, in the comparable prior year period. Net loss for the first quarter of fiscal 2000 reflects a $4.0 million pre-tax credit ($2.5 million after taxes) related to the reversal of reserves on two previously closed stores, one which will be reopened as a House 2 HomeTM store and the other where a favorable lease termination was negotiated. In addition, the Company realized an extraordinary after-tax gain of $0.6 million associated with its previously announced securities repurchase program.

Liquidity and Capital Resources

Cash flows from operating activities provide the Company with a significant source of liquidity. At April 29, 2000, the Company had $65.4 million in cash, cash equivalents and marketable securities. At that date, there were no borrowings under the Company's $250 million revolving credit facility. Letters of credit outstanding as of April 29, 2000 were $12.6 million.

On November 16, 1999, the Company announced several important initiatives to build shareholder value. These included a securities repurchase program as well as an initiative to develop a new retail concept, subsequently named House 2 HomeTM, that could serve as an expansion vehicle. It is envisioned that House 2 HomeTM could provide to the Company an opportunity to have a stronger position within some of the existing key categories in which the Company now operates, as well as allow for entry into new, related businesses in which the Company does not currently participate. A five-store test of House 2 HomeTM is expected to commence in the second half of fiscal 2000. Liquidation sales are underway and should be completed by early July, at which time they will be closed for remodel construction. The Company estimates the cost of developing and testing the new concept to be between $7 million and $8 million, net of tax, during fiscal 2000.

As announced in November 1999, the board of directors authorized the Company to spend up to $20 million to repurchase HomeBase common stock and 5.25% convertible subordinated notes periodically in the open market, as market conditions warrant. Through April 29, 2000, the Company had repurchased 270,400 shares of common stock at an average price of approximately $3.00 per share, and $9.8 million in face value of convertible notes for $5.8 million. The repurchase program will extend through December 31, 2001.

Restructuring Reserve and Store Closures and Other Charges Reserve

As of January 29, 2000, $6.8 million of the fiscal 1993 restructuring charge remained accrued on the Company's consolidated balance sheet. During the 13 weeks ended April 29, 2000, the Company incurred cash expenditures of $0.5 million primarily related to lease obligations on closed facilities. As of April 29, 2000, $6.3 million remained accrued on the Company's consolidated balance sheet, consisting primarily of lease obligations on closed facilities, which extend through 2006.

As of January 29, 2000, $11.2 million of the fiscal 1997 store closures and other charges reserve remained accrued on the Company's consolidated balance sheet. During the 13 weeks ended April 29, 2000, the Company incurred cash expenditures of $2.2 million primarily related to lease obligations on closed facilities and lease termination costs related to a previously closed store. In addition, the Company reversed $4.0 million of reserves for a closed store which will be reopened as a House 2 HomeTM new concept store and another store for which a favorable lease termination was negotiated. As of April 29, 2000, $5.0 million remained accrued on the Company's consolidated balance sheet, consisting primarily of lease obligations on closed facilities, which extend through 2002.



================================================================================
Forward-Looking Information
--------------------------------------------------------------------------------
This report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, the words "believe," "estimate," "expect," "anticipate," "plans," and similar expressions are intended to identify forward-looking statements. For this purpose any matters discussed in this document include forward-looking statements that involve risks and uncertainties that could cause results to differ materially from those expressed. Such risks and uncertainties include, but are not limited to; the development of a new retail concept; the ability to improve HomeBase's core business; general economic conditions prevailing in the Company's markets; the competitive marketplace and the factors set forth in the Company's annual report on Form 10-K for the fiscal year ended January 29, 2000 under the heading "Risk Factors" and in the Company's other filings with the Securities and Exchange Commission.
================================================================================

                           Part II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a)    Exhibits

         10.37  Change of Control Agreement, dated as of May 31, 2000, with
                Herbert J. Zarkin
         10.38  Form  of  Indemnification Agreement,  dated  as of May 31, 2000, with directors and executive officers
         27     Financial Data Schedule

   b)    Reports on Form 8-K

         None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                HomeBase, Inc.



     Date:    June 7, 2000                      /s/ HERBERT J. ZARKIN
              ----------------------------      --------------------------------
                                                Herbert J. Zarkin
                                                Chairman of the Board, President
                                                and Chief Executive Officer


     Date:    June 7, 2000                      /s/ WILLIAM B. LANGSDORF
              ----------------------------      --------------------------------
                                                William B. Langsdorf
                                                Executive Vice President
                                                and Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)