Form 10-Q
period 2000-07-29
HOMEBASE INC
filed 2000-09-06
CIK 850316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q



                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                                Commission File Number
      July 29, 2000                                             1-10259

                                 HomeBase, Inc.
             (Exact name of Registrant as specified in its charter)


                 DELAWARE                                        33-0109661
(State or other jurisdiction of incorporation or              (I.R.S. Employer
                 organization)                               Identification No.)

          3345 Michelson Drive
               Irvine, CA                                            92612
  (Address of principal executive offices)                        (Zip Code)

                                 (949) 442-5000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At August 26, 2000, there were 37,596,148 shares outstanding, excluding 270,400 shares held in treasury.

                         Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 HOMEBASE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                          13 Weeks Ended                    26 Weeks Ended
------------------------------------------------ ---------------- ----------------- --------------- ----------------
                                                    July 29,          July 31,         July 29,        July 31,
                                                      2000              1999             2000            1999
------------------------------------------------ ---------------- ----------------- --------------- ----------------

Net sales                                         $    407,068     $    453,667      $   772,835     $   818,960

Cost of sales, including buying and
occupancy costs                                        325,934          353,064          619,250         640,080
------------------------------------------------ ---------------- ----------------- --------------- ----------------

Gross profit                                            81,134          100,603          153,585         178,880

Selling, general and administrative expenses            77,263           82,458          155,252         157,017
Pre-opening expenses                                       753            1,433              753           3,002
Store closures and other charges                             -                -           (4,000)              -
------------------------------------------------ ---------------- ----------------- --------------- ----------------

Operating income                                         3,118           16,712            1,580          18,861

Interest on debt and capital leases, net                   825              638            1,958           1,709
------------------------------------------------ ---------------- ----------------- --------------- ----------------

Income (loss) before income taxes                        2,293           16,074             (378)         17,152

Provision (benefit) for income taxes                       846            5,921             (142)          6,346
------------------------------------------------ ---------------- ----------------- --------------- ----------------

Income (loss) before extraordinary gain                  1,447           10,153             (236)         10,806

Extraordinary gain on early extinguishment of
debt, net of tax                                             -                -              576               -
------------------------------------------------ ---------------- ----------------- --------------- ----------------

Net income                                        $      1,447     $     10,153      $       340     $    10,806
================================================ ================ ================= =============== ================


Basic net income (loss) per share:
   Income (loss) before extraordinary gain        $       0.04     $       0.27      $     (0.01)    $      0.29
   Extraordinary gain                                        -                -             0.02               -
------------------------------------------------ ---------------- ----------------- --------------- ----------------

   Net income (loss)                              $       0.04     $       0.27      $      0.01     $      0.29
================================================ ================ ================= =============== ================

Diluted net income (loss) per share:
   Income (loss) before extraordinary gain        $       0.04     $       0.23      $     (0.01)    $      0.26
   Extraordinary gain                                        -                -             0.02               -
------------------------------------------------ ---------------- ----------------- --------------- ----------------

   Net income (loss)                              $       0.04     $       0.23      $      0.01     $      0.26
================================================ ================ ================= =============== ================


Weighted average common and common  equivalent shares used in computation of net income (loss) per share:
   Basic                                                37,600           37,877           37,602          37,878
   Diluted                                              37,600           47,951           37,602          47,877

        The accompanying notes are an integral part of these consolidated financial statements.

                                 HOMEBASE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                   (Unaudited)

----------------------------------------------------------------- ---------------- ----------------- ---------------
                                                                     July 29,        January 29,        July 31,
                                                                       2000              2000             1999
----------------------------------------------------------------- ---------------- ----------------- ---------------

ASSETS
   Current assets:
     Cash and cash equivalents                                      $   43,265        $   26,747       $   73,860
     Marketable securities                                               8,815            15,020           14,962
     Accounts receivable (net of allowance for doubtful
       accounts of $82, $39 and $257, respectively)                     26,826            29,439           32,138
     Merchandise inventories                                           382,279           371,060          354,283
     Current deferred income taxes                                       5,278             5,676            8,908
     Prepaid expenses and other current assets                           3,319             4,507            8,671
----------------------------------------------------------------- ---------------- ----------------- ---------------
   Total current assets                                                469,782           452,449          492,822

   Property and equipment, net                                         252,070           257,726          259,703
   Property under capital leases, net                                    4,539             4,759            4,978
   Deferred income taxes                                                 7,040             6,856           10,103
   Other assets                                                          5,286             5,952            5,116
----------------------------------------------------------------- ---------------- ----------------- ---------------

   Total assets                                                     $  738,717        $  727,742       $  772,722
================================================================= ================ ================= ===============

LIABILITIES
   Current liabilities:
     Accounts payable                                               $  124,783        $  108,823       $  129,346
     Restructuring reserve                                                 768             1,771            1,221
     Accrued expenses and other current liabilities                     76,289            73,195           81,125
     Accrued income taxes                                                1,241               635           10,678
     Obligations under capital leases due within one year                  350               327              304
----------------------------------------------------------------- ---------------- ----------------- ---------------
   Total current liabilities                                           203,431           184,751          222,674

   Long-term debt                                                       90,182            92,382          100,000
   Obligations under capital leases, less portion due
     within one year                                                     7,859             8,040            8,209
   Noncurrent restructuring reserve                                      5,464             5,003            2,694
   Other noncurrent liabilities                                         36,534            42,880           45,610
----------------------------------------------------------------- ---------------- ----------------- ---------------
   Total liabilities                                                   343,470           333,056          379,187

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, par value $.01 per share; 190,000,000
     shares authorized; 37,867,798, 37,874,798 and
     37,875,461 shares issued and outstanding, respectively                379               379              379
   Additional paid-in capital                                          374,697           374,728          374,733
   Retained earnings                                                    21,159            20,819           18,997
   Common stock in treasury at cost, 270,400 shares                       (818)             (818)               -
   Unearned compensation                                                  (143)             (348)            (532)
   Unrealized holding losses                                               (27)              (74)             (42)
----------------------------------------------------------------- ---------------- ----------------- ---------------
   Total stockholders' equity                                          395,247           394,686          393,535
----------------------------------------------------------------- ---------------- ----------------- ---------------

   Total liabilities and stockholders' equity                       $  738,717        $  727,742       $  772,722
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

                                 HOMEBASE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                           26 Weeks Ended
------------------------------------------------------------------------- ------- ----------------------------------
                                                                                     July 29,          July 31,
                                                                                       2000              1999
------------------------------------------------------------------------- ------- ---------------- -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          $    340        $  10,806
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                     16,247           14,028
      Extraordinary gain on early extinguishment of debt                                  (914)               -
      Loss on property disposals                                                           727               11
      Amortization of discount on marketable securities                                     47             (222)
      Other non-cash items                                                                 174              213
      Deferred income taxes                                                                214              997
    Increase (decrease) in cash due to changes in:
      Accounts receivable                                                                2,613          (11,379)
      Merchandise inventories                                                          (11,219)         (14,633)
      Prepaid expenses and other current assets                                          1,188            8,371
      Other assets                                                                         232              438
      Accounts payable                                                                  15,960           26,098
      Restructuring reserve                                                               (542)          (1,801)
      Accrued expenses and other current liabilities                                     3,133            4,920
      Accrued income taxes                                                                 606           10,049
      Other noncurrent liabilities                                                      (6,346)             492
------------------------------------------------------------------------- ------- ---------------- -----------------
    Net cash provided by operating activities                                           22,460           48,388

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities                                                       -           (8,249)
    Sales of marketable securities                                                       6,205            5,220
    Maturities of marketable securities                                                      -           16,164
    Property additions                                                                 (10,610)         (16,143)
    Property disposals                                                                     (84)              32
------------------------------------------------------------------------- ------- ---------------- -----------------
    Net cash used in investing activities                                               (4,489)          (2,976)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Early extinguishment of long-term debt                                              (1,271)               -
    Repayment of long-term debt                                                              -           (7,009)
    Repayment of capital lease obligations                                                (158)            (137)
    Debt issuance costs                                                                    (24)              (3)
    Proceeds from sale and issuance of common stock                                          -               19
------------------------------------------------------------------------- ------- ---------------- -----------------
    Net cash used in financing activities                                               (1,453)          (7,130)
------------------------------------------------------------------------- ------- ---------------- -----------------

    Net increase in cash and cash equivalents                                           16,518           38,282
    Cash and cash equivalents at beginning of year                                      26,747           35,578
------------------------------------------------------------------------- ------- ---------------- -----------------

    Cash and cash equivalents at end of period                                        $ 43,265         $ 73,860
========================================================================= ======= ================ =================

Supplemental cash flow information:
    Interest paid                                                                     $  1,521         $  1,877
    Taxes paid (refunds received), net                                                     100           (4,794)

Non-cash financing and investing activities:
    Tax benefit of employee stock options                                             $      -         $     62
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

                                 HOMEBASE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)

----------------------------- ------------------- ----------- ------------ ----------- ------------------- ----------- -------------
                                                                            Unrealized
                                 Common Stock     Additional                 Holding     Treasury Stock                    Total
                              -------------------  Paid-In      Unearned      Gains    -------------------  Retained   Stockholders'
                               Shares    Amount    Capital    Compensation   (Losses)   Shares    Amount    Earnings      Equity
----------------------------- --------- --------- ----------- ------------ ----------- -------- ---------- ----------- -------------

Balance, January 30, 1999       37,879   $   379  $  374,705  $     (798)  $     22         -   $      -   $    8,191    $ 382,499
  Net income                         -         -           -           -          -         -          -       10,806       10,806
  Unrealized holding losses          -         -           -           -        (64)        -          -            -          (64)
  Exercise of stock options          6         -          19           -          -         -          -            -           19
  Income tax benefit of
    stock options                    -         -          62           -          -         -          -            -           62
  Amortization of
    restricted stock grants          -         -           -         218          -         -          -            -          218
  Cancellation of
    restricted stock grants         (9)        -         (53)         48          -         -          -            -           (5)
----------------------------- --------- --------- ----------- ------------ ---------- --------- ---------- ----------- -------------

Balance, July 31, 1999          37,876   $   379  $  374,733  $     (532)   $   (42)        -    $     -   $   18,997    $ 393,535
============================= ========= ========= =========== ============ ========== ========= ========== =========== =============



----------------------------- ------------------- ----------- ------------ ----------- ------------------- ----------- -------------
                                                                            Unrealized
                                 Common Stock     Additional                 Holding     Treasury Stock                    Total
                              -------------------  Paid-In      Unearned      Gains    -------------------  Retained   Stockholders'
                               Shares    Amount    Capital    Compensation   (Losses)   Shares    Amount    Earnings      Equity
----------------------------- --------- --------- ----------- ------------ ----------- -------- ---------- ----------- -------------

Balance, January 29, 2000       37,875   $   379  $  374,728  $     (348)   $   (74)    (270)   $   (818)  $   20,819    $ 394,686
  Net income                         -         -           -           -          -        -           -          340          340
  Unrealized holding gains           -         -           -           -         47        -           -            -           47
  Amortization of
    restricted stock grants          -         -           -         184          -        -           -            -          184
  Cancellation of
    restricted stock grants         (7)        -         (31)         21          -        -           -            -          (10)
----------------------------- --------- --------- ----------- ------------ ---------- --------- ---------- ----------- -------------

Balance, July 29, 2000          37,868   $   379  $  374,697  $     (143)   $   (27)    (270)   $   (818)  $   21,159    $ 395,247
============================= ========= ========= =========== ============ ========== ========= ========== =========== =============

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

The fiscal years ending January 27, 2001 and January 29, 2000 are referred to herein as "fiscal 2000" and "fiscal 1999", respectively. The 13 weeks ended July 29, 2000 and July 31, 1999 are referred to herein as the "second quarter of fiscal 2000" and the "second quarter of fiscal 1999", respectively.

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

Note 4 - Interest on Debt and Capital Leases, Net

Interest on debt and capital leases is presented net of interest and investment income of $1.0 million and $1.2 million in the second quarter of fiscal 2000 and fiscal 1999, respectively. For the first half of fiscal 2000 and fiscal 1999, interest on debt and capital leases is presented net of interest and investment income of $1.9 million and $2.1 million, respectively.

Note 5 - Net Income Per Share

The following is a reconciliation of the numerator and the denominator used in the calculation of net income per share:

                                              13 Weeks Ended                     26 Weeks Ended
------------------------------------ ---------------- ----------------- ---------------- -----------------
                                        July 29,          July 31,         July 29,          July 31,
(In thousands)                            2000              1999             2000              1999
------------------------------------ ---------------- ----------------- ---------------- -----------------

Numerator:

   Income (loss) before
     extraordinary gain                $     1,447      $   10,153        $     (236)      $   10,806
   Extraordinary gain                            -               -               576                -
------------------------------------ ---------------- ----------------- ---------------- -----------------
   Numerator for basic net
     income per share                        1,447          10,153               340           10,806

Effect of dilutive securities:
   5.25% convertible
     subordinated notes                          -             912                 -            1,823
------------------------------------ ---------------- ----------------- ---------------- -----------------

   Numerator for diluted net
     income per share                  $     1,447      $   11,065       $       340      $    12,629
==================================== ================ ================= ================ =================


                                              13 Weeks Ended                     26 Weeks Ended
------------------------------------ ---------------------------------- ----------------------------------
                                        July 29,          July 31,         July 29,          July 31,
(In thousands)                            2000              1999             2000              1999
------------------------------------ ---------------- ----------------- ---------------- -----------------

Denominator:

   Denominator for basic net
     income per share -
     weighted average shares                37,600          37,877            37,602           37,878

Effect of dilutive securities:
   Employee stock options                        -             287                 -              212
   Assumed conversion of 5.25%
     convertible subordinated
     notes                                       -           9,787                 -            9,787
------------------------------------ ---------------- ----------------- ---------------- -----------------
   Denominator for diluted net
     income per share -
     weighted average shares                37,600          47,951            37,602           47,877
==================================== ================ ================= ================ =================


Note 6 - Supplemental Balance Sheet Information

Property and equipment consists of the following:

------------------------------------------------- ----------------- ------------------ -------------------
                                                      July 29,         January 29,          July 31,
(In thousands)                                          2000              2000                1999
------------------------------------------------- ----------------- ------------------ -------------------

Land and buildings                                 $    157,992      $    157,932       $      157,830
Leasehold improvements                                   73,317            72,795               71,343
Furniture, fixtures and equipment                       175,177           170,316              162,258
------------------------------------------------- ----------------- ------------------ -------------------
                                                        406,486           401,043              391,431
Accumulated depreciation                               (154,416)         (143,317)            (131,728)
------------------------------------------------- ----------------- ------------------ -------------------

Property and equipment, net                        $    252,070      $    257,726       $      259,703
================================================= ================= ================== ===================

Property under capital leases consists of the following:

------------------------------------------------- ----------------- ------------------ -------------------
                                                      July 29,         January 29,          July 31,
(In thousands)                                          2000              2000                1999
------------------------------------------------- ----------------- ------------------ -------------------

Property under capital leases                      $      9,696       $     9,696        $       9,696
Accumulated depreciation                                 (5,157)           (4,937)              (4,718)
------------------------------------------------- ----------------- ------------------ -------------------

Property under capital leases, net                 $      4,539       $     4,759        $       4,978
================================================= ================= ================== ===================


Note 7 - Restructuring Reserve and Store Closures and Other Charges Reserve

------------------------------------------------------------------- ------------------ -------------------
                                                                                          Fiscal 1997
                                                                       Fiscal 1993       Store Closures
                                                                      Restructuring    and Other Charges
(In thousands)                                                           Reserve            Reserve
------------------------------------------------------------------- ------------------ -------------------

Balance, January 29, 2000                                             $    6,774         $    11,171

Cash expenditures incurred during the period                                (947) (1)         (2,410) (2)

Reserve re-evaluation adjustment                                             405              (4,405) (4)
------------------------------------------------------------------- ------------------ -------------------

Balance, July 29, 2000                                                $    6,232 (3)     $     4,356  (5)
=================================================================== ================== ===================

(1) Cash expenditures during the 26 weeks ended July 29, 2000 consisted primarily of lease obligations on closed facilities and other related operating costs.
(2) Cash expenditures during the 26 weeks ended July 29, 2000 included $1.7 million in lease termination costs related to a previously closed store as well as lease obligations on closed facilities.
(3) The ending balance consists primarily of lease obligations on closed facilities, which extend through 2006.
(4) Includes $4.0 million reversal of reserves for a closed store which will be reopened as a House2HomeTM new concept store and another store for which a favorable lease termination was negotiated.
(5) The ending balance consists primarily of lease obligations on closed facilities, which extend through 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organization and Presentation

The fiscal years ending January 27, 2001 and January 29, 2000 are referred to herein as "fiscal 2000" and "fiscal 1999," respectively. The 13 weeks ended July 29, 2000 and July 31, 1999 are referred to herein as the "second quarter of fiscal 2000" and the "second quarter of fiscal 1999," respectively.

The following table presents the results of operations for the periods indicated as a percentage of net sales.

                                                         13 Weeks Ended              26 Weeks Ended
--------------------------------------------------- -------------------------- ---------------------------
                                                     July 29,      July 31,      July 29,      July 31,
                                                       2000          1999          2000          1999
--------------------------------------------------- ------------ ------------- ------------- -------------

Net sales                                               100.0 %      100.0 %       100.0 %       100.0 %

Cost of sales, including buying and occupancy
  costs                                                  80.1         77.8          80.1          78.2
--------------------------------------------------- ------------ ------------- ------------- -------------

Gross profit                                             19.9         22.2          19.9          21.8

Selling, general and administrative expenses             19.0         18.2          20.1          19.2
Pre-opening expenses                                      0.1          0.3           0.1           0.3
Store closures and other charges                            -            -          (0.5)            -
--------------------------------------------------- ------------ ------------- ------------- -------------

Operating income                                          0.8          3.7           0.2           2.3

Interest on debt and capital leases, net                  0.2          0.2           0.3           0.2
--------------------------------------------------- ------------ ------------- ------------- -------------

Income (loss) before income taxes                         0.6          3.5          (0.1)          2.1

Provision (benefit) for income taxes                      0.2          1.3             -           0.8
--------------------------------------------------- ------------ ------------- ------------- -------------

Income (loss) before extraordinary gain                   0.4          2.2          (0.1)          1.3

Extraordinary gain on early extinguishment of
  debt                                                      -            -           0.1             -
--------------------------------------------------- ------------ ------------- ------------- -------------

Net income                                                0.4 %        2.2 %           - %         1.3 %
=================================================== ============ ============= ============= =============

Net Sales

Net sales for the second quarter of fiscal 2000 were $407.1 million, compared with $453.7 million for the second quarter of fiscal 1999, reflecting a comparative store sales decline of 10.9% for the quarter. The results also reflect three fewer stores in operation at the end of the current second quarter versus the prior year comparable period, the result of one store opening in the fall of fiscal 1999, and closure of four locations during the second quarter of fiscal 2000 for conversion into House2HomeTM stores. At July 29, 2000 there were 84 stores in operation versus 87 open at the end of the second quarter of fiscal 1999. A number of additional factors impacted sales in the fiscal second quarter, including continuing competitive pressures, deflationary pricing in lumber, a milder summer which affected the sales of cooling products, as well as the absence this year of a 10%-off sales promotion held during the second quarter of the prior year.

Net sales for the 26 weeks ended July 29, 2000 declined 5.6% to $772.8 million versus $819.0 million in the comparable prior year period. Comparable store sales declined 7.9% driven by a decline in the number of transactions, offset only slightly by an increase in the average transaction amount.

Gross Profit

Gross profit, including buying and occupancy costs, was $81.1 million, or 19.9% of net sales for the second quarter of fiscal 2000, compared with $100.6 million, or 22.2% of net sales, for the comparable prior year period. For the 26 weeks ended July 29, 2000, gross profit was $153.6 million, or 19.9% of net sales, compared to $178.9 million, or 21.8% of net sales, for the 26 weeks ended July 31, 1999. The drop in gross profit as a percentage of sales from the corresponding prior year periods was due to the impact of liquidation sales at the four stores converting to the House2HomeTM format, as well as to the overall decline in sales which provided less leverage for occupancy costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") was $77.3 million, or 19.0% of net sales, for the second quarter of fiscal 2000 and $155.3 million, or 20.1% of net sales, for the first half of fiscal 2000. This compares with $82.5 million, or 18.2% of net sales, and $157.0 million, or 19.2% of net sales, for the second quarter and first six-month comparable prior year periods. The increase in SG&A as a percentage of sales this year resulted from both incremental costs associated with the House2HomeTM test as well as less leverage due to lower sales.

Pre-opening Expenses

Pre-opening expenses were $0.8 million for the second quarter of fiscal 2000 compared to $1.4 million for the second quarter of fiscal 1999. Pre-opening expenses for the 26 weeks ended July 29, 2000 were $0.8 million compared to $3.0 million for the comparable prior year period. In fiscal 2000, the expenses are attributable to the planned opening of five House2HomeTM stores in September 2000. The expenses reported in fiscal 1999 were attributable to the opening of one store in March 1999 and three stores in May 1999.

Interest on Debt and Capital Leases

Interest on debt and capital leases, net, was $0.8 million for the second quarter of fiscal 2000 versus $0.6 million for the second quarter of fiscal 1999. Interest on debt and capital leases for the first half of fiscal 2000 was $2.0 million versus $1.7 million for the first half of fiscal 1999. Interest on debt and capital leases is presented net of interest and investment income of $1.0 million for the second quarter of fiscal 2000 and $1.2 million for the second quarter of fiscal 1999. Interest and investment income for the fist half of fiscal 2000 was $1.9 million versus $2.1 million for the first half of fiscal 1999. The changes for both the quarter and six-month periods are the result of the decrease in investment income and slightly higher commitment fees in the current year associated with the Company's $250 million credit facility.

Provision for Income Taxes

The income tax rate was 37.0% for fiscal 2000 and fiscal 1999 and reflects the realization of certain federal income tax credits.

Net Income

Net income for the second quarter of fiscal 2000 was $1.4 million, or $0.04 per diluted share, compared with net income of $10.2 million, or $0.23 per diluted share, in the comparable prior year period. Excluding the costs associated with the development and launch of the Company's five House2HomeTM test stores, net income for the second quarter of fiscal 2000 would have been $2.8 million, or $.07 per diluted share.

Net income for the first half of fiscal 2000 was $0.3 million, or $0.01 per diluted share, including an extraordinary gain of $0.6 million on the early extinguishment of debt during the first quarter of fiscal 2000, associated with the Company's previously announced securities repurchase program. Excluding House2HomeTM related expenses, net income for the six-month period would have been $3.8 million, or $0.10 per diluted share. Net income for the first half of fiscal 2000 also reflects a $4.0 million pre-tax credit ($2.5 million after taxes) related to the reversal of reserves on two previously closed stores, one which will be reopened as a House2HomeTM store and the other for which a favorable lease termination was negotiated. The current year results compare with net income of $10.8 million, or $0.26 per diluted share, for the first half of the prior fiscal year.

Liquidity and Capital Resources

Cash flows from operating activities provide the Company with a significant source of liquidity. At July 29, 2000, the Company had $52.1 million in cash, cash equivalents and marketable securities. At that date, there were no borrowings under the Company's $250 million revolving credit facility. Letters of credit outstanding as of July 29, 2000 were $10.6 million.

On November 16, 1999, the Company announced several important initiatives to build shareholder value. These included a securities repurchase program as well as an initiative to develop a new retail concept, subsequently named House2HomeTM, that could serve as an expansion vehicle. It is envisioned that House2HomeTM could provide the Company an opportunity to have a stronger position within some of the existing key product categories in which the Company now operates, as well as allow for entry into new, related businesses in which the Company does not currently participate. The Company is on track to open five House2HomeTM test stores in early September 2000. The Company estimates the incremental charges to the Consolidated Statement of Income this year to develop and launch the five House2HomeTM test stores will be between $7 million and $8 million, net of tax.

As announced in November 1999, the board of directors authorized the Company to spend up to $20 million to repurchase HomeBase common stock and 5.25% convertible subordinated notes periodically in the open market, as market conditions warrant. Through July 29, 2000, the Company had repurchased 270,400 shares of common stock at an average price of approximately $3.00 per share, and $9.8 million in face value of convertible notes for $5.8 million. The repurchase program will extend through December 31, 2001.

Restructuring Reserve and Store Closures and Other Charges Reserve

As of January 29, 2000, $6.8 million of the fiscal 1993 restructuring charge remained accrued on the Company's consolidated balance sheet. During the 26 weeks ended July 29, 2000, the Company incurred cash expenditures of $1.0 million primarily related to lease obligations on closed facilities. In addition, the Company determined that an additional $0.4 million was required in the Restructure Reserve. During the second quarter of fiscal 2000, $0.4 million was reclassified from the Store Closures and Other Charges Reserve to the Restructure Reserve. As of July 29, 2000, $6.2 million remained accrued on the Company's consolidated balance sheet, consisting primarily of lease obligations on closed facilities, which extend through 2006.

As of January 29, 2000, $11.2 million of the fiscal 1997 store closures and other charges reserve remained accrued on the Company's consolidated balance sheet. During the 26 weeks ended July 29, 2000, the Company incurred cash expenditures of $2.4 million, primarily related to lease obligations on closed facilities and lease termination costs related to a previously closed store. In addition, the Company reversed $4.0 million of reserves for a closed store that will be reopened as a House2HomeTM new concept store and another store for which a favorable lease termination was negotiated. During the second quarter of fiscal 2000, $0.4 million was reclassified to the Restructure Reserve. As of July 29, 2000, $4.4 million remained accrued on the Company's consolidated balance sheet, consisting primarily of lease obligations on closed facilities, which extend through 2002.

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

                           Part II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 1999 Annual Meeting of Stockholders of the Company (the "Annual Meeting") held on June 1, 2000, the following matters were acted upon by the stockholders of the Company:

Proposal 1 - Election of Harold Leppo and Edward J. Weisberger as directors for the ensuing three years.

The number of shares of Common Stock outstanding and entitled to vote at the Annual Meeting was 37,603,148. A quorum of 34,160,849 shares was present at the meeting. The other directors of the Company, whose terms of office as directors continued after the Annual Meeting, were John D. Barr, Robert W. Cox, Ernest T. Klinger, Lorne R. Waxlax, and Herbert J. Zarkin. The results of the voting on the matter presented to stockholders were as follows:


Election of Directors                For             Against           Withheld
---------------------             ----------        ---------        -----------
Harold Leppo                      32,684,480               -          1,476,369
Edward J. Weisberger              32,692,521               -          1,468,328


ITEM 5.  OTHER INFORMATION

On August 29, 2000, the Board of Directors voted unanimously to adopt Amended and Restated By-laws for the Company, in the form attached hereto as Exhibit
3.3. Among other changes, the Amended and Restated By-laws: modernize the by-law provision relating to the date of the annual meeting of stockholders; amend and standardize the time period and information requirements contained in the by-law advance notice provision for stockholder proposals (other than stockholder proposals included in the Company's proxy materials pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) and stockholder nominations of director candidates; modernize the by-law provisions relating to the appointment and power of committees of the Board of Directors to reflect changes permitted by 1996 amendments of the Delaware General Corporation Law; modernize the by-law provision on notice to directors of meetings of the Board of Directors to permit notice by facsimile or electronic means; add a provision with respect to the qualification of directors in order to promote the independence of any person nominated to be a director of the Company by any party to a proposed Business Combination (other than a nominee whose relationship to a party to the Business Combination exists solely because the nominee is an employee or officer of the Company, who receives normal and customary compensation as such, and/or is a stockholder or affiliate of the Company) during the pendency of the proposed Business Combination; and add a by-law section on indemnification and insurance of directors and officers in order to permit the Company to be better able to attract and retain qualified persons to serve as directors and officers of the Company.

Stockholders should note that, as a result of the amendments to the by-law advance notice provisions described above, the disclosure set forth in the Company's proxy statement to its stockholders dated April 25, 2000 must be updated as follows. The Company's Amended and Restated By-laws continue to require that the Company be given proper advance written notice of stockholder nominations for election to the Company's Board of Directors and of other matters which stockholders wish to present for action at an annual meeting of stockholders (other than matters included in the Company's proxy materials in accordance with Rule 14a-8 under the Exchange Act). To be timely, a stockholder's notice must be sent via registered or certified mail addressed to the Secretary at the Company's principal executive offices; the Secretary must receive such notice not less than 90 days nor more than 120 days prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is advanced by more than 30 days, or delayed by more than 90 days, from such anniversary date, the Secretary must receive such notice not earlier than the 120th day prior to such annual meeting and not later than the close of business on the later of the 90th day prior to such annual meeting or the 7th day following the day on which public announcement of the date of such meeting is first made. Assuming that the 2001 Annual Meeting is held during the period from May 2, 2001 to August 30, 2001 (as it is expected to be), in order to comply with the time periods set forth in the Company's Amended and Restated By-laws, appropriate written notice would need to be received by the Secretary of the Company at the address noted above no earlier than February 1, 2001 and no later than March 3, 2001.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a)  Exhibits

       3.3     Amended and Restated By-laws
       27      Financial Data Schedule

   b)  Reports on Form 8-K

       None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    HomeBase, Inc.





Date:  September 6, 2000                            /s/ HERBERT J. ZARKIN
       ----------------------------                 ----------------------------
                                                    Herbert J. Zarkin
                                                    Chairman of the Board,
                                                    President and Chief
                                                    Executive Officer


Date:  September 6, 2000                            /s/ WILLIAM B. LANGSDORF
       ----------------------------                 ----------------------------
                                                    William B. Langsdorf
                                                    Executive Vice President
                                                    and Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)