Form 10-Q
period 2000-10-28
HOMEBASE INC
filed 2000-12-08
CIK 850316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q


                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                                Commission File Number
     October 28, 2000                                           1-10259

                                 HomeBase, Inc.
             (Exact name of Registrant as specified in its charter)


                   DELAWARE                                      33-0109661
(State or other jurisdiction of incorporation or              (I.R.S. Employer
                 organization)                               Identification No.)

            3345 Michelson Drive
                 Irvine, CA                                         92612
  (Address of principal executive offices)                        (Zip Code)

                                 (949) 442-5000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At November 25, 2000, there were 37,596,148 shares outstanding, excluding 270,400 shares held in treasury.

                         Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 HOMEBASE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                          13 Weeks Ended                    39 Weeks Ended
------------------------------------------------ ---------------------------------- --------------------------------
                                                   October 28,      October 30,      October 28,      October 30,
                                                      2000              1999             2000            1999
------------------------------------------------ ---------------- ----------------- --------------- ----------------

Net sales                                         $    334,350     $    379,167      $ 1,107,185     $ 1,198,127

Cost of sales, including buying and
  occupancy costs                                      269,431          296,236          887,784         936,315
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Gross profit                                            64,919           82,931          219,401         261,812

Selling, general and administrative expenses            77,939           75,876          234,088         232,894
Pre-opening expenses                                     4,782              705            5,535           3,707
Reversal of store closures and other charges            (2,450)               -           (6,450)              -
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Operating income (loss)                                (15,352)           6,350          (13,772)         25,211

Interest on debt and capital leases, net                 1,018              234            2,976           1,943
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Income (loss) before income taxes                      (16,370)           6,116          (16,748)         23,268

Provision (benefit) for income taxes                    (6,051)           2,263           (6,193)          8,609
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Income (loss) before extraordinary gain                (10,319)           3,853          (10,555)         14,659

Extraordinary gain on early extinguishment of
  debt, net of tax                                           -                -              576               -
------------------------------------------------ ---------------- ----------------- --------------- ----------------
Net income (loss)                                 $    (10,319)    $      3,853      $    (9,979)    $    14,659
================================================ ================ ================= =============== ================


Basic net income (loss) per share:
   Income (loss) before extraordinary gain        $      (0.27)    $       0.10      $     (0.28)    $      0.39
   Extraordinary gain                                        -                -             0.01               -
------------------------------------------------ ---------------- ----------------- --------------- ----------------

   Net income (loss)                              $      (0.27)    $       0.10      $     (0.27)    $      0.39
================================================ ================ ================= =============== ================

Diluted net income (loss) per share:
   Income (loss) before extraordinary gain        $      (0.27)    $       0.10      $     (0.28)    $      0.36
   Extraordinary gain                                        -                -             0.01               -
------------------------------------------------ ---------------- ----------------- --------------- ----------------

   Net income (loss)                              $      (0.27)    $       0.10      $     (0.27)    $      0.36
================================================ ================ ================= =============== ================


Weighted average common and common  equivalent shares used in computation of net income (loss) per share:
   Basic                                                37,597           37,875           37,600          37,877
   Diluted                                              37,597           47,662           37,600          47,821

        The accompanying notes are an integral part of these consolidated financial statements.

                                 HOMEBASE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                   (Unaudited)

----------------------------------------------------------------- ---------------- ----------------- ---------------
                                                                    October 28,      January 29,      October 30,
                                                                       2000              2000             1999
----------------------------------------------------------------- ---------------- ----------------- ---------------

ASSETS
   Current assets:
     Cash and cash equivalents                                      $   16,697        $   26,747       $   69,307
     Marketable securities                                                   -            15,020           16,880
     Accounts receivable (net of allowance for doubtful
       accounts of $86, $39 and $120, respectively)                     23,677            29,439           32,220
     Merchandise inventories                                           395,650           371,060          387,330
     Current deferred income taxes                                       5,113             5,676            9,059
     Prepaid expenses and other current assets                           2,846             4,507            9,056
     Prepaid and refundable income taxes                                 5,785                 -                -
----------------------------------------------------------------- ---------------- ----------------- ---------------
   Total current assets                                                449,768           452,449          523,852

   Property and equipment, net                                         258,258           257,726          258,868
   Property under capital leases, net                                    4,429             4,759            4,869
   Deferred income taxes                                                 5,527             6,856           10,069
   Other assets                                                          4,917             5,952            5,032
----------------------------------------------------------------- ---------------- ----------------- ---------------

   Total assets                                                     $  722,899        $  727,742       $  802,690
================================================================= ================ ================= ===============

LIABILITIES
   Current liabilities:
     Accounts payable                                               $  119,551        $  108,823       $  155,921
     Restructuring reserve                                                 353             1,771            1,687
     Accrued expenses and other current liabilities                     82,841            73,195           81,649
     Accrued income taxes                                                    -               635           10,255
     Obligations under capital leases due within one year                  363               327              315
----------------------------------------------------------------- ---------------- ----------------- ---------------
   Total current liabilities                                           203,108           184,751          249,827

   Long-term debt                                                       90,182            92,382          100,000
   Obligations under capital leases, less portion due
     within one year                                                     7,763             8,040            8,126
   Noncurrent restructuring reserve                                      1,664             5,003            2,107
   Other noncurrent liabilities                                         35,173            42,880           45,151
----------------------------------------------------------------- ---------------- ----------------- ---------------
   Total liabilities                                                   337,890           333,056          405,211

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, par value $.01 per share; 190,000,000
     shares authorized; 37,866,548, 37,874,798 and
     37,875,461 shares issued and outstanding, respectively                379               379              379
   Additional paid-in capital                                          374,691           374,728          374,728
   Retained earnings                                                    10,840            20,819           22,850
   Common stock in treasury at cost, 270,400 shares                       (818)             (818)               -
   Unearned compensation                                                   (83)             (348)            (422)
   Unrealized holding losses                                                 -               (74)             (56)
----------------------------------------------------------------- ---------------- ----------------- ---------------
   Total stockholders' equity                                          385,009           394,686          397,479
----------------------------------------------------------------- ---------------- ----------------- ---------------

   Total liabilities and stockholders' equity                       $  722,899        $  727,742       $  802,690
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

                                 HOMEBASE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                           39 Weeks Ended
------------------------------------------------------------------------- ------- ----------------------------------
                                                                                    October 28,      October 30,
                                                                                       2000              1999
------------------------------------------------------------------------- ------- ---------------- -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                   $ (9,979)       $  14,659
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                                     22,681           21,240
      Extraordinary gain on early extinguishment of debt                                  (914)               -
      (Gain) loss on property disposals                                                  1,752             (472)
      Amortization of discount (premium) on marketable securities                           82             (205)
      Other non-cash items                                                                 209              322
      Deferred income taxes                                                              1,892              880
    Increase (decrease) in cash due to changes in:
      Accounts receivable                                                                5,762          (11,461)
      Merchandise inventories                                                          (24,590)         (47,680)
      Prepaid expenses and other current assets                                          1,661            7,988
      Other assets                                                                         365              507
      Accounts payable                                                                  10,728           52,673
      Restructuring reserve                                                             (4,757)          (1,645)
      Accrued expenses and other current liabilities                                     9,685            4,643
      Income taxes                                                                      (6,420)           9,621
      Other noncurrent liabilities                                                      (7,707)              32
------------------------------------------------------------------------- ------- ---------------- -----------------
    Net cash provided by operating activities                                              450           51,102

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities                                                       -          (11,198)
    Sales of marketable securities                                                      15,012            5,220
    Maturities of marketable securities                                                      -           17,164
    Property additions                                                                 (24,073)         (21,330)
    Property disposals                                                                      84              169
------------------------------------------------------------------------- ------- ---------------- -----------------
    Net cash used in investing activities                                               (8,977)          (9,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Early extinguishment of long-term debt                                              (1,271)               -
    Repayment of long-term debt                                                              -           (7,009)
    Repayment of capital lease obligations                                                (241)            (209)
    Debt issuance costs                                                                    (30)            (200)
    Proceeds from sale and issuance of common stock                                         19               20
------------------------------------------------------------------------- ------- ---------------- -----------------
    Net cash used in financing activities                                               (1,523)          (7,398)
------------------------------------------------------------------------- ------- ---------------- -----------------
    Net increase (decrease) in cash and cash equivalents                               (10,050)          33,729
    Cash and cash equivalents at beginning of year                                      26,747           35,578
------------------------------------------------------------------------- ------- ---------------- -----------------
    Cash and cash equivalents at end of period                                        $ 16,697         $ 69,307
========================================================================= ======= ================ =================

Supplemental cash flow information:
    Interest paid                                                                     $    567         $  3,314
    Tax refunds received, net                                                             (616)          (4,626)

Non-cash financing and investing activities:
    Tax benefit of employee stock options                                             $      -         $     57
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

                                 HOMEBASE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)

----------------------------- ------------------ ----------- ------------ ----------- ------------------- ----------- --------------
                                                                          Unrealized
                                 Common Stock    Additional                Holding      Treasury Stock                    Total
                              ------------------  Paid-In      Unearned     Gains     -------------------   Retained   Stockholders'
                               Shares    Amount   Capital    Compensation  (Losses)    Shares    Amount     Earnings      Equity
----------------------------- --------- -------- ----------- ------------ ----------- -------- ---------- ----------- --------------

Balance, January 30, 1999       37,879   $  379  $  374,705  $     (798)  $      22        -   $      -   $    8,191    $ 382,499
  Net income                         -        -           -           -           -        -          -       14,659       14,659
  Unrealized holding losses          -        -           -           -         (78)       -          -            -          (78)
  Exercise of stock options          5        -          20           -           -        -          -            -           20
  Income tax benefit of
    stock options                    -        -          57           -           -        -          -            -           57
  Amortization of
    restricted stock grants          -        -           -         328           -        -          -            -          328
  Cancellation of
    restricted stock grants         (9)       -         (54)         48           -        -          -            -           (6)
----------------------------- --------- -------- ----------- ------------ ----------- -------- ---------- ----------- --------------

Balance, October 30, 1999       37,875   $  379  $  374,728  $     (422)   $    (56)       -    $     -   $   22,850    $ 397,479
============================= ========= ======== =========== ============ =========== ======== ========== =========== ==============


----------------------------- ------------------ ----------- ------------ ----------- ------------------- ----------- --------------
                                                                          Unrealized
                                 Common Stock    Additional                Holding      Treasury Stock                    Total
                              ------------------  Paid-In      Unearned     Gains     -------------------   Retained   Stockholders'
                               Shares    Amount   Capital    Compensation  (Losses)    Shares    Amount     Earnings      Equity
----------------------------- --------- -------- ----------- ------------ ----------- -------- ---------- ----------- --------------

Balance, January 29, 2000       37,875   $  379  $  374,728    $   (348)  $     (74)    (270)   $  (818)  $   20,819    $ 394,686
  Net loss                           -        -           -           -           -        -          -       (9,979)      (9,979)
  Unrealized holding gains           -        -           -           -          74        -          -           -            74
  Amortization of
    restricted stock grants          -        -           -         241           -        -          -           -           241
  Cancellation of
    restricted stock grants         (8)       -         (37)         24           -        -          -           -           (13)
----------------------------- --------- -------- ----------- ------------ ----------- --------- --------- ----------- --------------

Balance, October 28, 2000       37,867   $  379  $  374,691    $    (83)   $      -     (270)   $  (818)  $   10,840    $ 385,009
============================= ========= ======== =========== ============ =========== ========= ========= =========== ==============

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

The fiscal years ending January 27, 2001 and January 29, 2000 are referred to herein as "fiscal 2000" and "fiscal 1999", respectively. The 13 weeks ended October 28, 2000 and October 30, 1999 are referred to herein as the "third quarter of fiscal 2000" and the "third quarter of fiscal 1999", respectively.

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

Note 4 - Interest on Debt and Capital Leases, Net

Interest on debt and capital leases is presented net of interest and investment income of $0.9 million and $1.7 million in the third quarter of fiscal 2000 and fiscal 1999, respectively. For the 39 weeks ended October 28, 2000 and October 30, 1999, interest on debt and capital leases is presented net of interest and investment income of $2.8 million and $3.7 million, respectively.

Note 5 - Net Income (Loss) Per Share

The following is a reconciliation of the numerator and the denominator used in the calculation of net income (loss) per share:

                                              13 Weeks Ended                     39 Weeks Ended
------------------------------------ ---------------------------------- ----------------------------------
                                       October 28,      October 30,       October 28,      October 30,
(In thousands)                            2000              1999             2000              1999
------------------------------------ ---------------- ----------------- ---------------- -----------------

Numerator:

   Income (loss) before
     extraordinary gain                $   (10,319)     $    3,853        $  (10,555)      $   14,659
   Extraordinary gain                            -               -               576                -
------------------------------------ ---------------- ----------------- ---------------- -----------------
   Numerator for basic net
     income (loss) per share               (10,319)          3,853            (9,979)          14,659

Effect of dilutive securities:
   5.25% convertible
     subordinated notes                         -              913                 -            2,736
------------------------------------ ---------------- ----------------- ---------------- -----------------
   Numerator for diluted net
     income (loss) per share           $   (10,319)     $    4,766       $    (9,979)     $    17,395
==================================== ================ ================= ================ =================


                                              13 Weeks Ended                     39 Weeks Ended
------------------------------------ ---------------- ----------------- ---------------- -----------------
                                       October 28,      October 30,       October 28,      October 30,
(In thousands)                            2000              1999             2000              1999
------------------------------------ ---------------- ----------------- ---------------- -----------------

Denominator:

   Denominator for basic net
     income (loss) per share -
     weighted average shares               37,597           37,875            37,600           37,877

Effect of dilutive securities:
   Employee stock options                       -                -                 -              157
   Assumed conversion of 5.25%
     convertible subordinated
     notes                                      -            9,787                 -            9,787
------------------------------------ ---------------- ----------------- ---------------- -----------------
   Denominator for diluted net
     income (loss) per share -
     weighted average shares               37,597           47,662            37,600           47,821
==================================== ================ ================= ================ =================


Note 6 - Supplemental Balance Sheet Information

Property and equipment consists of the following:

------------------------------------------------- ----------------- ------------------ -------------------
                                                    October 28,        January 29,        October 30,
(In thousands)                                          2000              2000                1999
------------------------------------------------- ----------------- ------------------ -------------------

Land and buildings                                 $    159,436      $    157,932       $      157,868
Leasehold improvements                                   77,054            72,795               72,206
Furniture, fixtures and equipment                       183,462           170,316              167,300
------------------------------------------------- ----------------- ------------------ -------------------
                                                        419,952           401,043              397,374
Accumulated depreciation                               (161,694)         (143,317)            (138,506)
------------------------------------------------- ----------------- ------------------ -------------------

Property and equipment, net                        $    258,258      $    257,726       $      258,868
================================================= ================= ================== ===================


Property under capital leases consists of the following:

------------------------------------------------- ----------------- ------------------ -------------------
                                                    October 28,        January 29,        October 30,
(In thousands)                                          2000              2000                1999
------------------------------------------------- ----------------- ------------------ -------------------

Property under capital leases                      $     9,696       $     9,696        $      9,696
Accumulated amortization                                (5,267)           (4,937)             (4,827)
------------------------------------------------- ----------------- ------------------ -------------------

Property under capital leases, net                 $     4,429       $     4,759        $      4,869
================================================= ================= ================== ===================


Note 7 - Restructuring Reserve and Store Closures and Other Charges Reserve

------------------------------------------------------------------- ------------------ -------------------
                                                                                          Fiscal 1997
                                                                       Fiscal 1993       Store Closures
                                                                      Restructuring    and Other Charges
(In thousands)                                                           Reserve            Reserve
------------------------------------------------------------------- ------------------ -------------------

Balance, January 29, 2000                                             $    6,774         $    11,171

Cash expenditures incurred during the period                              (2,712) (1)         (2,483) (2)

Reversal of reserves and other charges                                    (2,045) (3)         (4,405) (4)
------------------------------------------------------------------- ------------------ -------------------

Balance, October 28, 2000                                             $    2,017  (5)    $     4,283  (6)
=================================================================== ================== ===================

(1) Cash expenditures during the 39 weeks ended October 28, 2000 consisted primarily of lease obligations on closed facilities and other related operating costs and $1.4 million for a lease settlement related to a previously closed store.
(2) Cash expenditures during the 39 weeks ended October 28, 2000 included $1.7 million in lease termination costs related to a previously closed store as well as lease obligations on closed facilities.
(3) Includes $2.5 million reversal of reserves for a closed store for which a lease settlement was reached.
(4) Includes $4.0 million reversal of reserves for a closed store reopened as a House2HomeTM store and another store for which a favorable lease termination was negotiated.
(5) The ending balance consists primarily of lease obligations on closed facilities, which extend through 2006.
(6) The ending balance consists primarily of lease obligations on closed facilities, which extend through 2002.


Note 8 - Subsequent Event

On December 5, 2000, as part of a major effort to effect a corporate turnaround and reposition itself in the marketplace, the Company announced that its Board of Directors approved a plan to initiate a broad expansion of the new House2Home(TM) retail concept, reflecting a change in corporate focus toward the home decorating retail market. As part of its repositioning, the Company will exit the home improvement sector, converting an additional 62 of its HomeBase stores to the House2Home format and closing the remaining 22 stores.

The financial impact of the conversion program will begin in the fourth quarter of fiscal 2000. The Company will take a reserve of approximately $55 million for the liquidation of inventory at all 84 remaining HomeBase stores. In addition, the Company will accelerate the depreciation on fixed assets totaling approximately $34 million for its 84 HomeBase stores, of which $13 million will be charged in the fourth quarter, and anticipates approximately $4 million in severance costs.

Also, on December 5, 2000, the Company announced that it had entered into an underwritten commitment letter agreement to amend the existing credit facility to provide added flexibility to support the conversion program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organization and Presentation

The fiscal years ending January 27, 2001 and January 29, 2000 are referred to herein as "fiscal 2000" and "fiscal 1999," respectively. The 13 weeks ended October 28, 2000 and October 30, 1999 are referred to herein as the "third quarter of fiscal 2000" and the "third quarter of fiscal 1999," respectively.

The following table presents the results of operations for the periods indicated as a percentage of net sales.

                                                         13 Weeks Ended              39 Weeks Ended
--------------------------------------------------- -------------------------- ---------------------------
                                                    October 28,  October 30,   October 28,   October 30,
                                                       2000          1999          2000          1999
--------------------------------------------------- ------------ ------------- ------------- -------------

Net sales                                               100.0 %      100.0 %       100.0 %       100.0 %

Cost of sales, including buying and occupancy
  costs                                                  80.6         78.1          80.2          78.1
--------------------------------------------------- ------------ ------------- ------------- -------------

Gross profit                                             19.4         21.9          19.8          21.9

Selling, general and administrative expenses             23.3         20.0          21.1          19.4
Pre-opening expenses                                      1.4          0.2           0.5           0.3
Reversal of store closures and other charges             (0.7)          -           (0.6)           -
--------------------------------------------------- ------------ ------------- ------------- -------------

Operating income (loss)                                  (4.6)         1.7          (1.2)          2.2

Interest on debt and capital leases, net                  0.3          0.1           0.3           0.2
--------------------------------------------------- ------------ ------------- ------------- -------------

Income (loss) before income taxes                        (4.9)         1.6          (1.5)          2.0

Provision (benefit) for income taxes                     (1.8)         0.6          (0.5)          0.8
--------------------------------------------------- ------------ ------------- ------------- -------------

Income (loss) before extraordinary gain                  (3.1)         1.0          (1.0)          1.2

Extraordinary gain on early extinguishment of
debt                                                       -            -            0.1            -
--------------------------------------------------- ------------ ------------- ------------- -------------

Net income (loss)                                        (3.1)%        1.0 %        (0.9)%         1.2 %
=================================================== ============ ============= ============= =============

Net Sales

Net sales for the third quarter of fiscal 2000 were $334.4 million, compared with $379.2 million for the third quarter of fiscal 1999, reflecting a comparative store sales decline of 12.5%. At October 28, 2000 there were 84 HomeBase stores and five House2HomeTM stores in operation versus 88 HomeBase stores open at the end of the third quarter of fiscal 1999. The decline in comparable store sales was driven by continuing competitive pressures, declines in the average ticket, declines in the average number of transactions and deflationary pricing in lumber. The decrease in sales was partially offset by sales of $14.6 million in the Company's new House2HomeTM stores for the eight-week period in which they were open.

Net sales for the 39 weeks ended October 28, 2000 declined 7.6% to $1,107.2 million versus $1,198.1 million in the comparable prior year period. The decline was driven by a comparable store sales decline of 9.4%, the result of a drop in the average number of transactions per store as well as deflationary pricing in the lumber business. The drop in sales was also partly due to the sales disruption at four HomeBase stores that were liquidated, closed and converted into the Company's new House2HomeTM format.

Gross Profit

Gross profit, including buying and occupancy costs, was $64.9 million, or 19.4% of net sales, for the third quarter of fiscal 2000 compared with $82.9 million, or 21.9% of net sales, for the comparable prior year period. For the 39 weeks ended October 28, 2000, gross profit was $219.4 million, or 19.8% of net sales, compared to $261.8 million, or 21.9% of net sales, for the 39 weeks ended October 30, 1999. The drop in gross profit as a percentage of sales from the corresponding prior year periods was due to the overall drop in sales providing less leverage for buying and occupancy costs, occupancy costs for the House2HomeTM test stores which continued during the construction phase with no sales to offset these expenses, and a drop in gross margin at HomeBase stores due to an increase in promotional pricing. Conversely, the decline in gross profit were partially offset by a gross profit contribution from the new House2HomeTM stores that was significantly higher as a percentage of sales as compared to the HomeBase business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") were $77.9 million, or 23.3% of net sales, for the third quarter of fiscal 2000 and $234.1 million, or 21.1% of net sales, for the 39 weeks ended October 28, 2000. This compares with $75.9 million, or 20.0% of net sales, and $232.9 million, or 19.4% of net sales, for the third quarter and nine-month comparable prior year periods. The increase in SG&A as a percentage of sales this year resulted from both incremental costs associated with the House2HomeTM test as well as less leverage due to lower sales.

Pre-opening Expenses

Pre-opening expenses were $4.8 million for the third quarter of fiscal 2000 compared to $0.7 million for the third quarter of fiscal 1999. Pre-opening expenses for the 39 weeks ended October 28, 2000 were $5.5 million compared to $3.7 million for the comparable prior year period. In fiscal 2000, the expenses are attributable to the five House2HomeTM stores, which opened in September 2000. The expenses reported in fiscal 1999 were attributable to the opening of one store in March 1999, three stores in May 1999 and one store in October 1999.

Interest on Debt and Capital Leases

Interest on debt and capital leases, net, was $1.0 million for the third quarter of fiscal 2000 versus $0.2 million for the third quarter of fiscal 1999. Interest on debt and capital leases for the 39 weeks ended October 28, 2000 was $3.0 million versus $1.9 million for the 39 weeks ended October 30, 1999. Interest on debt and capital leases is presented net of interest and investment income of $0.9 million for the third quarter of fiscal 2000 and $1.7 million for the third quarter of fiscal 1999. Interest and investment income for the 39 weeks ended October 28, 2000 was $2.8 million versus $3.7 million for the 39 weeks ended October 30, 1999. The decline in interest and investment income, for both the quarter and nine-month periods, is a result of a decrease in investment activity and slightly higher commitment fees in the current year associated with the $250 million credit facility put in place last December.

Provision (Benefit) for Income Taxes

The income tax rate was 37.0% for fiscal 2000 and fiscal 1999 and reflects the realization of certain federal income tax credits.

Net Income (Loss)

The net loss for the third quarter of fiscal 2000 was $10.3 million, or $0.27 per diluted share, compared with net income of $3.9 million, or $0.10 per diluted share, in the comparable prior year period. The net loss for the third quarter of fiscal 2000 reflects a $2.5 million pre-tax credit ($1.6 million after taxes) related to the reversal of a reserve for a closed store for which a lease settlement was reached.

The net loss for the 39 weeks ended October 28, 2000 was $10.0 million, or $0.27 per diluted share, including an extraordinary gain of $0.6 million on the early extinguishment of debt during the first quarter of fiscal 2000 associated with the Company's previously announced securities repurchase program. The net loss for the 39 weeks ended October 28, 2000 also reflects a $6.5 million pre-tax credit ($4.1 million after taxes) related to the reversal of reserves on three previously closed stores, one which has been reopened as a House2HomeTM store, one for which a favorable lease termination was negotiated and another where a lease settlement was reached. The current year results compare with net income of $14.7 million, or $0.39 per diluted share, for the 39 weeks ended October 30, 1999.

Liquidity and Capital Resources

At October 28, 2000, the Company had $16.7 million in cash and cash equivalents. At that date, there were no borrowings under the Company's $250 million revolving credit facility. Letters of credit outstanding as of October 28, 2000 were $4.5 million. On December 5, 2000, the Company announced that it had entered into an underwritten commitment letter agreement to amend the existing credit facility to provide added flexibility to support the House2HomeTM conversion program.

On November 16, 1999, the Company announced several important initiatives to build shareholder value. These included a securities repurchase program as well as an initiative to develop a new retail concept, subsequently named House2HomeTM, that could serve as an expansion vehicle.

In September 2000, the Company made its entry into the home furnishings market with the grand opening of five House2HomeTM test stores. All five stores are converted HomeBase stores. On December 5, 2000, after careful evaluation of the test store results and consideration of a variety of alternatives, the Company announced that its board of directors approved a plan to initiate a broad expansion of the Company's new House2HomeTM retail concept, reflecting a change in corporate focus toward the home decorating retail market. As part of its repositioning, the Company will exit the home improvement sector, converting an additional 62 of its HomeBase stores to the House2HomeTM format and closing the remaining 22 stores.

It is envisioned that House2HomeTM could provide the Company an opportunity to have a stronger position within some of the existing key product categories in which the Company now operates, as well as allow for entry into new, related businesses in which the Company does not currently participate. The Company has formed many strategic partnerships to bring added value to House2HomeTM customers, including the opening of Jitters Gourmet Coffee and Cafes in all five test stores and the offering of a new signature collection of area rugs by Bob Mackie, the well known fashion designer to celebrities.

As announced in November 1999, the board of directors authorized the Company to spend up to $20 million to repurchase HomeBase common stock and 5.25% convertible subordinated notes periodically in the open market, as market conditions warrant. Through October 28, 2000, the Company has repurchased 270,400 shares of common stock at an average price of approximately $3.00 per share, and $9.8 million in face value of convertible notes for $5.8 million. It is contemplated that the amendment to the credit facility will impede the Company's ability to purchase any securities under the repurchase program.


Restructuring Reserve and Store Closures and Other Charges Reserve

As of January 29, 2000, $6.8 million of the fiscal 1993 restructuring charge remained accrued on the Company's consolidated balance sheet. During the 39 weeks ended October 28, 2000, the Company incurred cash expenditures of $2.7 million primarily related to lease obligations on closed facilities and lease termination costs related to a previously closed store. In addition, the Company determined that an additional $0.4 million was required in the Restructure Reserve. During the second quarter of fiscal 2000, $0.4 million was reclassified from the Store Closures and Other Charges Reserve to the Restructure Reserve. In the third quarter of fiscal 2000, the Company reversed $2.5 million of reserves for a previously closed store for which a lease settlement was reached. As of October 28, 2000, $2.0 million remained accrued on the Company's consolidated balance sheet, consisting primarily of lease obligations on closed facilities, which extend through 2006.

As of January 29, 2000, $11.2 million of the fiscal 1997 store closures and other charges reserve remained accrued on the Company's consolidated balance sheet. During the 39 weeks ended October 28, 2000, the Company incurred cash expenditures of $2.5 million, primarily related to lease obligations on closed facilities and lease termination costs related to a previously closed store. In addition, the Company reversed $4.0 million of reserves for a closed store that reopened as a House2HomeTM new concept store and another store for which a favorable lease termination was negotiated. During the second quarter of fiscal 2000, $0.4 million was reclassified to the Restructure Reserve. As of October 28, 2000, $4.3 million remained accrued on the Company's consolidated balance sheet, consisting primarily of lease obligations on closed facilities, which extend through 2002.



================================================================================
  Forward-Looking Information
--------------------------------------------------------------------------------
  This report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, the words "believe," "estimate," "expect," "anticipate," "plans," and similar expressions are intended to identify forward-looking statements. For this purpose any matters discussed in this document include forward-looking statements that involve risks and uncertainties that could cause results to differ materially from those expressed. Such risks and uncertainties include, but are not limited to; a change in the on-going positive trends at House2Home stores; House2Home fails to become a substantial growth opportunity for the Company, thereby decreasing the potential to increase returns and stockholder value; the accuracy of all assumptions upon which the Company's earnings estimates are based; the Company's ability to successfully complete a conversion program within a 12-month period and return to profitability by the fourth quarter of fiscal 2001; the competitive marketplace; economic conditions in the Company's markets and the factors set forth in the Company's annual report on Form 10-K for the fiscal year ended January 29, 2000 under the heading "Risk Factors" and in the Company's other filings with the Securities and Exchange Commission.
================================================================================

                           Part II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a)   Exhibits

        27       Financial Data Schedule
        99.1     Press Release dated December 5, 2000

   b)   Reports on Form 8-K

        None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               HomeBase, Inc.
                                               ---------------------------------




Date:    December 7, 2000                      /s/ HERBERT J. ZARKIN
         ------------------                    ---------------------------------
                                               Herbert J. Zarkin
                                               Chairman of the Board,  President
                                               and Chief Executive Officer


Date:    December 7, 2000                      /s/ WILLIAM B. LANGSDORF
         ------------------                    ---------------------------------
                                               William B. Langsdorf
                                               Executive Vice President
                                               and Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)