Form 10-K
period 2001-01-27
HOMEBASE INC
filed 2001-04-25
CIK 850316

================================================================================

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

                   FOR THE FISCAL YEAR ENDED JANUARY 27, 2001
                                  -------------
                         Commission File Number 1-10259

                                HomeBase(R), Inc.
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant on April 2, 2001 was $47,937,053.

There were 37,595,398 shares of the Registrant's Common Stock, $.01 par value, outstanding as of April 2, 2001.

                       Documents Incorporated by Reference
             Portions of the Proxy Statement for the Annual Meeting
                          of Stockholders (Part III).
                            ------------------------

Exhibits to Form 10-K have been included only in copies of the Form 10-K filed with the Securities and Exchange Commission.

================================================================================

                                     PART I

Item 1. Business

General

HomeBase(R), Inc. ("the Company") is a retail company which, during the year ended January 27, 2001, operated 89 stores in 10 western states. At January 27, 2001, the Company had 84 HomeBase home improvement stores, which average over 100,000 interior square feet, with an adjoining nursery. On that date, the Company also operated five House2Home(TM) ("House2Home") home decorating superstores in California and Nevada, which also average over 100,000 interior square feet, with an adjoining nursery and garden center. The Company is currently in the process of closing its HomeBase stores and converting 37 of them into House2Home stores over the coming months. The remaining HomeBase stores will be closed.

The Company operates within a conventional 52 or 53 week accounting fiscal year that ends on the last Saturday in January. The 52 weeks ended January 27, 2001, January 29, 2000 and January 30, 1999 are referred to herein as "fiscal 2000", "fiscal 1999" and "fiscal 1998," respectively.

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

The House2Home Concept

In November 1999, the Company announced its intention to test a strategy involving the creation of a new retail concept that could serve as an expansion vehicle. Subsequently, in February 2000, the Company disclosed its plans to commence, in the second half of fiscal 2000, a five-store test of the new concept in multiple markets that encompass a variety of demographic, geographic and climatic considerations.

The Company grand opened five new House2Home home decorating superstores on September 9, 2000 in Foothill Ranch, Murrieta and Palm Desert, California, and Las Vegas and Henderson, Nevada.

On December 5, 2000, as part of a major effort to effect a corporate turnaround and reposition itself in the marketplace, the Company announced its board of directors approved a plan to initiate a broad expansion of the Company's new House2Home retail concept, reflecting a change in corporate focus toward the home decorating retail market. The program was planned as a staggered 12 month, eight-phase roll out involving the conversion of 62 additional HomeBase stores to the House2Home format and closing of the remaining 22 stores. In March 2001, the Company decided to scale back its expansion program so that a total of 42 House2Home stores are expected to be open by the end of July 2001, rather than the 67 stores originally planned by the end of November 2001.

The Company's goal is to take a leadership position in the highly fragmented home furnishings market that has no single dominant competitor. Representing four specialty stores under one roof, House2Home is an exciting one-stop shopping destination for everything that makes a house a home.

Spanning more than 100,000 square feet, House2Home offers an expansive selection of specialty home decor products at value prices. With everything to beautify, accessorize and personalize the inside and outside of a home, House2Home incorporates a unique mix of four specialty businesses under one roof:

          Category                           Items Sold
          ---------                          -----------------------------------
          Outdoor living                     Patio furniture, Bar-B-Qs, nursery
                                             and garden, outdoor lighting,
                                             fountains and other decor.

          Indoor living                      Flooring, carpeting, lighting, wall
                                             and window coverings and selected
                                             furniture.

          Home decor and accessories         Tabletops, kitchen, storage,
                                             bedding  and  bath,  candles,  silk
                                             flowers,   picture   frames  and  a
                                             variety of other decorative items.

          Seasonal and party goods           A vast array of specialty items for
                                             all seasons and almost every
                                             occasion, with customized  balloon
                                             bouquets and party favors, as well
                                             as holiday merchandise.

Industry Outlook

The Company sees an opportunity in high-growth areas within the home furnishings market that are identified as fragmented businesses, in which no single retailer is dominant. House2Home offers consumers a shopping experience with important points of differentiation, including a unique mix of product categories under one roof, a product selection that is as deep as it is broad, an emphasis on value with a wide range of price points, special conveniences and added services, as well as excellent customer service. The Company is unaware of any other single retailer that competes directly with House2Home, under the big box format, in the moderately priced home decorating market.

Team Members

As of January 27, 2001, the Company had a total of approximately 8,500 team members, including approximately 540 who were engaged in various corporate administration and store support functions. Included in the total is approximately 3,500 team members at 31 stores which were in various stages of liquidation under the House2Home conversion program. Of the Company's total personnel, approximately 39% were considered part-time (working fewer than 33 hours per week). After the anticipated completion of the House2Home conversion program in July 2001, the Company expects to have approximately 7,000 team members, about 2,800 of whom will be part-time and about 400 of whom will be engaged in various corporate administration and store support functions.

Merchandising

With 14 departments offering broad categories of home furnishings and home decor goods, each House2Home store regularly stocks over 30,000 brand name or private label items and offers thousands of special order products. The Company continually evaluates its product mix for opportunities to add new and exciting products in every aisle of the store to meet the ever-changing needs of its target customers.

The Company has a centralized purchasing function located within its Corporate Support Center. The Company also maximizes its distribution efficiencies through a combination of direct shipments from vendors to the stores and from two consolidation and distribution centers, a 675,000 square foot center located in Ontario, California and a 200,000 square foot center located in Rancho Cucamonga, California.

Seasonality

Historically, sales and earnings for the Company's HomeBase stores have typically been higher in the second and third quarter of the fiscal year, which include the most active seasons for home improvement sales, and lower in the first and fourth quarters. Sales and earnings have also been impacted favorably or adversely as a result of prevailing regional weather patterns. Sales patterns for House2Home stores are expected to show similar strength in the second and third quarters due to the strong mix of nursery, garden, patio and barbecue, but also show strength in December due to the Christmas season. While the Christmas season tended to be weak for home improvement, the focus of the House2Home stores on holiday and seasonal merchandise should make the fourth quarter somewhat stronger than experienced at the HomeBase stores.

Marketing and Advertising

The Company addresses its primary target customers through a mix of newspaper, direct mail, radio and television advertising. A key advertising medium is newspaper advertisements through freestanding inserts. Television and radio are being used to build the House2Home brand and enhance its image of providing superior customer service and a broad assortment of merchandise at competitive prices. Through co-operative advertising agreements, vendors participate in many of the Company's advertising programs.

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

Competition

The Company believes the House2Home concept is differentiated from other home furnishings retailers, serving as the home decorating superstore for the western United States. The unique and expansive product assortment appeals to a relatively large and broad consumer base. The Company is unaware of any other retailer who has the product mix and selection, and delivers it in this format. The HomeBase business has had virtually a 100% overlap with two other larger retailers in terms of selection, format and style of service. In contrast, the House2Home concept has direct competition for parts of the store with many retailers, but the Company believes that no single retailer competes with the majority of the store. The two big box retailers in the west that could be considered competition, Home Depot's Expo and Sears' Great Indoors, carry generally higher-end or special order merchandise, primarily for larger-scale home remodeling projects. Department stores generally do not carry the depth of product selection that House2Home does, and other specialty retailers (e.g. Bed Bath and Beyond, Michaels, Pier1 Imports, Barbeques Galore, Office Depot, etc.) do not offer the variety of product categories that House2Home offers under one roof.

Item 2. Properties

As of January 27, 2001, the Company had 84 HomeBase stores and five House2Home stores, with 71 leased under long-term leases and 18 which are owned. The unexpired terms of the leases range from approximately one to 19 years, and average approximately nine years. The Company has options to renew all of its leases for periods that range from approximately 5 to 25 years and average approximately 18 years. These leases require fixed monthly rental payments, which are subject to various adjustments. In addition, certain leases require payment of a percentage of the store's gross sales in excess of certain amounts. Most leases require that the Company pay all property taxes, insurance, utilities and other operating costs of the store.

The following table sets forth the number and location of the Company's stores before the chain-wide conversion to House2Home began in December 2000; and the expected number of stores and locations after the conversion is completed in July 2001:

           ------------------------------------------------------------------
                                     Number of Stores
           ------------------------------------------------------------------
                   Before Conversion                After Conversion
           ------------------------------------------------------------------
             (Actual)                         (Expected)
State       House2Home  HomeBase   Total      House2Home  HomeBase  Total
-----------------------------------------------------------------------------

California       3         48        51           35         -        35
Washington       -          9         9            -         -         -
Colorado         -          7         7            -         -         -
Arizona          -          6         6            5         -         5
Oregon           -          4         4            -         -         -
Nevada           2          1         3            2         -         2
New Mexico       -          3         3            -         -         -
Utah             -          3         3            -         -         -
Texas            -          2         2            -         -         -
Idaho            -          1         1            -         -         -
-----------------------------------------------------------------------------

   Total         5         84        89           42         -        42
=============================================================================

The average size of the Company's 89 stores in operation at January 27, 2001 was approximately 100,000 square feet. Most of the Company's stores utilize up to 30,000 square feet of additional exterior selling space for full-service garden and landscaping centers. The Company's stores are located in both free-standing locations and shopping centers. In some locations, a HomeBase store shares a center with a membership warehouse club or another large retailer.

Of the 47 former HomeBase locations which are not expected to re-open as House2Home stores, 14 are owned by the Company and the remaining 33 are leased. The Company intends to seek buyers of the owned locations and to attempt either to negotiate lease terminations or to find replacement tenants for most of the leased locations (with the exception of a small number of leases which will soon expire). See Note 16 in the Notes to Consolidated Financial Statements.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal 2000.




Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2001.

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

---------------------------- ------ ------------------------------------------------------------------------
                                                       Office and Employment Experience
Name                          Age                           During Last Five Years
---------------------------- ------ ------------------------------------------------------------------------

Herbert J. Zarkin             62    President,  Chief  Executive  Officer of the Company  since March 2000.
                                    Chairman  of the Board of the Company  since July 1997 and  Director of the Company since May 1993.  President,  Chief Executive Officer of the
                                    Company (May 1993 - July 1997).

Thomas F. Gallagher           49    Executive Vice President,  Store Operations since July 1997;  Executive
                                    Vice  President,  Store  Operations  of the HomeBase  division  (1996 -
                                    1997).

William B. Langsdorf          44    Executive Vice President and Chief  Financial  Officer since July 1997;
                                    Senior Vice President, Finance of the HomeBase division (1993 - 1997).

Scott L. Richards             43    Executive  Vice  President,  Merchandising  since July 1997;  Executive
                                    Vice President, Merchandising of the HomeBase division (1996 - 1997).

John L. Price                 51    Vice  President,   General  Counsel  and  Secretary  since  July  1997;
                                    Assistant  General  Counsel of 20th  Century
                                    Industries (1995 - 1997).

---------------------------- ------ ------------------------------------------------------------------------

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

 The common stock of HomeBase(R), Inc. (the "Company) is listed on the New York Stock Exchange (symbol HBI). The following are the quarterly high and low stock prices for the fiscal years ended January 27, 2001 and January 29, 2000:

----------------- ------------------------------- ------------------------------
                         Fiscal Year Ended                Fiscal Year Ended
Quarters                  January 27, 2001                January 29, 2000
----------------- ------------------------------- ------------------------------

                        High            Low            High           Low
                        ----            ----           ----           ----
First                   3.19            1.88           6.75           4.06
Second                  2.94            1.50           6.94           4.88
Third                   2.94            1.75           5.88           3.56
Fourth                  2.94            0.75           4.00           2.88
----------------- --------------- --------------- -------------- ---------------


The number of stockholders of record at April 2, 2001 was 3,150.

The Company has never paid or declared a cash dividend and the Company does not presently intend to pay or declare any cash dividends on its common stock in the future. The Credit Facility does not permit the Company to pay cash dividends. See Note 5 in the Notes to Consolidated Financial Statements.

Item 6. Selected Financial Data

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

The following selected consolidated financial and operating data of the Company for each of the five fiscal years in the period ended January 27, 2001 are extracted or derived from the audited Consolidated Financial Statements, and the notes thereto, of the Company, which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected consolidated financial and operating data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the notes thereto.

                                                                                   Fiscal Year Ended
--------------------------------------------------------------------------------------------------------------------------------
                                                           January 27,  January 29,    January 30,   January 31,  January 25,
(Dollars in thousands, except per share data)                 2001          2000           1999         1998          1997
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (53 Weeks)
Income Statement Data:
  Net sales                                                 $1,439,598   $1,525,275    $1,442,341    $1,477,442   $1,452,696

  Cost of sales, including buying and occupancy costs        1,235,419    1,196,465     1,124,250     1,159,253    1,136,997
--------------------------------------------------------------------------------------------------------------------------------
  Gross profit                                                 204,179      328,810       318,091       318,189      315,699

  Selling, general and administrative expenses                 312,824      304,457       278,232       285,773      273,440
  Pre-opening expenses                                           5,634        3,726           919         1,408        4,401
  Store closures and other charges (credits)                    (6,450)           -             -        27,000            -
--------------------------------------------------------------------------------------------------------------------------------
  Operating income (loss)                                     (107,829)      20,627        38,940         4,008       37,858

  Interest on debt and capital leases, net                       4,838        3,440         2,817         5,136       10,506
--------------------------------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations before income
     taxes and extraordinary gain                             (112,667)      17,187        36,123        (1,128)      27,352

  Provision (benefit) for income taxes                         (41,687)       6,358        13,760          (445)      11,005
--------------------------------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations before
     extraordinary gain                                        (70,980)      10,829        22,363          (683)      16,347


  Income from discontinued operations, net of income taxes           -            -             -        20,575       60,313

  Extraordinary gain (loss) on early extinquishment of
     debt, net of income tax provision (benefit)                   576        1,799             -        (8,663)           -
--------------------------------------------------------------------------------------------------------------------------------

  Net income (loss)                                         $  (70,404)  $   12,628    $   22,363    $   11,229   $   76,660
================================================================================================================================

Basic net income (loss) per share (1):
  Income (loss) from continuing operations before
     extraordinary gain (loss)                              $    (1.89)  $     0.28    $     0.59    $    (0.02)  $     0.50
  Income from discontinued operations                                -            -             -           0.57        1.83
  Extraordinary gain (loss)                                       0.02         0.05             -          (0.24)          -
--------------------------------------------------------------------------------------------------------------------------------

  Net income (loss)                                         $    (1.87)  $     0.33    $     0.59    $      0.31  $     2.33
================================================================================================================================

Diluted net income (loss) per share (1):
  Income (loss) from continuing operations before
     extraordinary gain (loss)                              $    (1.89)  $     0.28    $     0.54    $     (0.02) $     0.49
  Income from discontinued operations                                -            -             -           0.57        1.82
  Extraordinary gain (loss)                                       0.02         0.05             -          (0.24)          -
--------------------------------------------------------------------------------------------------------------------------------

  Net income (loss)                                         $     (1.87) $     0.33    $     0.54    $      0.31  $     2.31
================================================================================================================================

Shares used in computation of net income (loss) per share:
  (In thousands)
    Basic                                                       37,599       37,849        37,845        35,770       32,839
    Diluted                                                     37,599       37,936        48,013        35,770       33,205

Balance Sheet Data:
Working capital                                             $  158,899   $  267,698    $  261,930    $  240,828   $  275,842
Net assets of discontinued operations (2)                            -            -             -             -      423,688
Total assets                                                   584,711      727,742       728,982       715,608    1,077,059
Long-term debt and obligations under capital leases             98,222      100,749       115,659       115,963      242,548
Stockholders' equity                                           324,638      394,686       382,499       359,667      631,925

Stores open at end of period                                        89           88            84            83           84
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Organization and Presentation

The Company operates within a conventional 52 or 53 week accounting fiscal year which ends on the last Saturday in January. The 52 weeks ended January 27, 2001, January 29, 2000 and January 30, 1999 are referred to herein as "fiscal 2000", "fiscal 1999" and "fiscal 1998", respectively.

The following table presents the results of operations for the periods indicated as a percentage of net sales.



                                                                      Fiscal Year Ended
----------------------------------------------------------------------------------------------------------
                                                        January 27,      January 29,      January 30,
                                                           2001              2000             1999
----------------------------------------------------------------------------------------------------------

Net sales                                                      100.0%            100.0%           100.0%

Cost of sales, including buying and occupancy
   costs                                                        85.8              78.4             77.9
----------------------------------------------------------------------------------------------------------
Gross profit                                                    14.2              21.6             22.1

Selling, general and administrative expenses                    21.7              20.1             19.3
Pre-opening expenses                                             0.4               0.2              0.1
Store closures and other charges (credits)                      (0.4)                -                -
----------------------------------------------------------------------------------------------------------
Operating income (loss)                                         (7.5)              1.3              2.7

Interest on debt and capital leases, net                         0.3               0.2              0.2
----------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and
   extraordinary gain                                           (7.8)              1.1              2.5

Provision (benefit) for income taxes                            (2.9)              0.4              0.9
----------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary gain                         (4.9)              0.7              1.6

Extraordinary gain on early extinguishment of
   debt, net of income taxes                                       -               0.1                -
----------------------------------------------------------------------------------------------------------

Net income (loss)                                               (4.9)%             0.8%             1.6%
==========================================================================================================


Fiscal Year Ended January 27, 2001 (Fiscal 2000) Compared to Fiscal Year Ended January 29, 2000 (Fiscal 1999)

Net Sales

Net sales for fiscal 2000 were $1,439.6 million compared to $1,525.3 million in fiscal 1999, a decrease of 5.6%. Comparable sales decreased 11.5% for HomeBase stores that had not begun liquidation sales at year-end, primarily as a result of a decline in the number of transactions. This compares with an increase in comparable sales last year of 1.4% with 88 stores in operation. At January 27, 2001, the Company had 38 HomeBase stores in various stages of liquidation.

Gross Profit

Gross profit in fiscal 2000 was 14.2% of net sales versus 21.6% for fiscal 1999. During fiscal 2000, gross profit included a $55 million charge for the liquidation of inventory at all 84 HomeBase stores and zero margins on the liquidation sales at 39 stores during a portion of the fourth quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") were 21.7% of net sales compared with 20.1% for fiscal 2000 and fiscal 1999, respectively. As announced in a December 5, 2000 press release, the Company accelerated the depreciation of fixed assets totaling approximately $34 million for its 84 HomeBase stores. In fiscal 2000, $15.4 million was charged in the fourth quarter related to accelerated depreciation.

Pre-opening Expenses

The Company incurred $5.6 million in fiscal 2000 to develop and construct the five House2Home test stores, which opened in September 2000. This compares to $3.7 million in fiscal 1999 for the opening of five HomeBase stores.

Store Closures and Other Charges (Credits)

The Company recorded a pre-tax gain of $6.5 million from the reversal of reserves previously established for three stores. These included a closed store for which a lease settlement was reached, a closed store reopened as a House2Home store and another store for which a favorable lease termination was negotiated

Interest on Debt and Capital Leases, Net

Interest on debt and capital leases, net, was $4.8 million in fiscal 2000 compared to $3.4 million in fiscal 1999. Interest on debt and capital leases is presented net of interest and investment income of $2.9 million and $4.7 million in fiscal 2000 and 1999, respectively.

Income Tax Provision (Benefit)

The income tax rate on income (loss) from operations was 37.0% for both fiscal 2000 and fiscal 1999 and reflects the realization of certain federal income tax credits. For fiscal 2001, the Company expects the tax provision rate to be 37.0%.

Income (Loss) Before Extraordinary Gain

The loss before extraordinary gain for fiscal 2000 was $71.0 million, or $1.89 per share, diluted, compared to income before extraordinary gain of $10.8 million, or $0.28 per share, diluted, in fiscal 1999.

Net Income (Loss)

The net loss for fiscal 2000 was $70.4 million, or $1.87 per share, diluted, compared to net income of $12.6 million, or $0.33 per share, diluted, in fiscal 1999. Net income (loss) for fiscal 2000 and fiscal 1999 included an extraordinary after-tax gain of $0.6 million, or $0.02 per share, diluted and $1.8 million, or $0.05 per share, diluted, respectively. The extraordinary gain is associated with the Company's repurchase of its convertible notes. The net loss in fiscal 2000 compared to net income in fiscal 1999 was the result of a $55 million pre-tax charge for the liquidation of inventory, $15.4 million in accelerated depreciation of fixed assets, $5.6 million in pre-opening expenses to develop and construct the five House2Home test stores and a deterioration in comparable store sales.


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

Income Tax Provision

The income tax rate on income from continuing operations was 37.0% in fiscal 1999 compared to 38.1% in fiscal 1998. The decrease in the income tax rate in fiscal 1999 was primarily attributable to the realization of certain federal tax credits and interest income from municipal bond investments not subject to federal income taxation.

Income Before Extraordinary Gain

Income before extraordinary gain for fiscal 1999 was $10.8 million, or $0.28 per share, diluted, compared to $22.4 million, or $0.54 per share, diluted, in fiscal 1998.

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


Liquidity and Capital Resources

House2Home Conversion

On December 5, 2000, HomeBase Inc. initiated a broad expansion of the Company's House2Home(TM) retail concept, reflecting a change in corporate focus toward the home decorating retail market.

As part of its repositioning, the Company announced that it planned to exit the home improvement sector, converting approximately 60 of its HomeBase stores to the House2Home format and closing the remaining stores. The store conversion, as announced, was planned to roll out in a staggered, eight-phase schedule over a 12-month period.

On February 23, 2001, the Company amended its $250 million credit facility to provide added flexibility to support the conversion program by adding the Company's unencumbered owned stores to the collateral base to increase the borrowing availability.

Subsequently, on March 27, 2001, the Company announced it would modify its House2Home expansion program by reducing the number of store conversions. Under the revised schedule, the 26 stores in phases six through eight would not be converted and will close permanently upon completion of the liquidation process. In total, the Company will operate approximately 42 House2Home stores at the end of fiscal 2001 and close approximately 47 HomeBase stores. Coinciding with this announcement, the Company entered into an underwritten commitment letter agreement with a financial institution to obtain up to an additional $50 million in financing.

As of March 31, 2001, the Company had completed liquidation sales at 31 HomeBase stores with the remaining 53 stores in various stages of liquidation. Phases one through five of the program are proceeding as planned, with 17 House2Home stores scheduled to grand open in May throughout the greater Los Angeles metropolitan area.

Financial Impact

The financial impact of the conversion program began in the fourth quarter of fiscal 2000. The Company recorded a charge of $55 million for the liquidation of inventory at all 84 remaining HomeBase stores. The Company also accelerated the depreciation of fixed assets for its 84 HomeBase stores, of which $15.4 million was charged in the fourth quarter.

As a result of the March 27, 2001 announcement, the Company expects to recognize an up front after tax charge of between $90 million and $100 million in the first quarter of fiscal 2001 primarily for post-closing occupancy costs and the depreciation of fixed assets associated with the 47 stores that will not be converted, and severance for a reduction in corporate personnel.

Resources to Execute the Conversion Program

The Company believes it will be able to complete the House2Home conversion using a number of financial resources including:

     [] A $250 million credit line, which the Company amended on February 23, 2001 to provide added flexibility to support the conversion program, the borrowings on which are not expected to exceed $110 million at their peak. In addition, the Company is in the process of completing a facility that will provide up to an additional $50 million in financing from Back Bay Capital Funding, as part of the expanded credit facility. Based on borrowing availability restrictions under the two facilities, the Company anticipates that it will be able to borrow up to approximately $150 million;

     [] Approximately $180 million, net, from inventory liquidations at the 84
        HomeBase stores;

     [] Cash from sales of owned properties not slated for conversion; and

     [] Existing cash balances.

Capital Requirements Associated with the Conversion Program

The capital requirements associated with the conversion include:

     [] An average of approximately $2.5 million per store for construction and fixtures, which are typically spent during the three to four months prior to a store grand opening;

     [] Approximately $1 million per store for pre-opening expenses, including employee training and grand opening advertising;

     [] Approximately $2 million per store for inventory, net of payables; and

     [] Approximately $4 million for total anticipated severance costs.

At January 27, 2001, the Company had $44.9 million in cash and cash equivalents. At that date, there were no borrowings under the Company's $250 million credit facility. Letters of credit outstanding as of January 27, 2001 were $4.8 million.

The Company believes that its current resources, cash flow from liquidation sales, cash flows from operations and amounts available under its revolving credit facility and other financing will be sufficient to support its House2Home conversion program and meet its cash requirements through January 26, 2002.


Restructuring Reserve and Store Closures and Other Charges Reserve

As of January 27, 2001, $2.1 million of the fiscal 1993 restructuring charge remained accrued on the Company's consolidated balance sheet. During fiscal 2000, the Company incurred cash expenditures of $2.2 million primarily related to lease obligations on closed facilities. In addition, the Company reversed $2.5 million of reserves for a closed store for which a favorable lease settlement was reached. The ending balance consists primarily of a lease obligation on a closed store, which extends through fiscal 2006.

The fiscal 1997 closed store and other charges reserve had a remaining accrued balance of $3.8 million at January 27, 2001. During fiscal 2000, the Company incurred cash expenditures of $3.0 million primarily for lease obligations that included $1.7 million in lease termination costs related to a previously closed store. In addition, $4.4 million of the reserve was reversed for a closed store reopened as a House2Home store and another store in which a favorable lease termination was negotiated. The ending balance consists primarily of a lease obligation on a closed facility, which extends through fiscal 2001.

Recent Accounting Standards

SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)" establishes accounting and reporting standards for derivative instruments and for hedging activities. It is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company currently does not invest in any derivative financial instruments and does not currently employ any hedging activities.

Risk Factors

If we cannot successfully complete the House2Home conversion program on schedule and meet other assumptions as expected, our operating results could suffer, we might not make our earnings projections and these results could have a material adverse effect on our financial condition.

We are currently conducting a program to close a total of 84 former HomeBase stores and reopen a total of 37 of them as House2Home stores in July 2001. One or more of the following factors could keep us from successfully completing the program on time, harm our operating results and cause us not to make our earnings projections:

     [] We might not be able to liquidate the inventory of the HomeBase stores for the  amounts we  anticipate.
     [] Our construction timing might fall behind schedule.
     [] The costs of remodeling the House2Home stores might be more than we expect.
     [] Ongoing positive sales trends in our House2Home stores might not continue.
     [] We might not be able to purchase goods from our vendors on the  terms we expect.
     [] Our newly expanded distribution center and our systems and controls might not operate as efficiently as we have planned.
     [] We may not be able to dispose of real property and real estate leases a soon as we have planned.

The costs of the conversion program are extensive and will harm our financial position.

The conversion program involves extensive expenditures which will weaken our financial position and may make it more difficult for the Company to get additional capital if needed. While the Company currently has in place financial resources from which to implement the conversion, in the event that the Company's results of operations are not as anticipated, such resources may not be fully available, resulting in insufficient capital to carry out our plans.

We are entering a different retail industry with House2Home.

While the Company has a number of highly-experienced retail executives, the home decor and home furnishing businesses of the House2Home concept is different from the home improvement business we were in with the HomeBase stores. Because of the Company's relative inexperience with the conditions of this new industry, our operating results might suffer.

More competition could harm our operating results.

The home decor and home furnishings businesses are highly competitive. We compete with a large number and variety of retailers, which have significant financial and marketing resources and many of which will compete directly with certain of our product categories.

Competition is most intense in the areas of price, product selection, location, service and name recognition. Competitive factors could require price reductions or cause an increase in operating costs, including increases in expenditures for marketing and customer service, that would harm our operating results.

If we have difficulty employing, training and retaining enough personnel to support our business, it could harm our operating results.

To support our business, we must hire, train and retain an adequate number of personnel, particularly store managers and sales associates, who possess the training and experience necessary to meet our customer service standards. We may find it difficult to attract, develop and retain the personnel necessary to support our business. If we are not able to attract and retain the necessary personnel, our operating results and financial condition could be harmed.

Reliance on the western U.S. market could harm our operating results.

Our House2Home stores will be located in three western states, with more than 80% of them in California. We have been harmed in the past by economic downturns experienced in our geographic markets, and future economic downturns in the western U.S. could again harm us.

The energy crisis in California and adjoining states could harm our operating results.

The energy shortages in California and adjoining states could cause disruptions in the operations of our stores and could significantly increase our energy costs, which could harm our operating results.

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

Our interests and those of BJI may conflict due to the ongoing relationships between the companies. Sources of conflict include our continuing liability for some of BJI's contractual obligations, including BJI leases, and the other arrangements between the parties regarding lease liabilities. In addition, Herbert J. Zarkin currently holds the executive offices of chairman of the board of directors, president and chief executive officer with us and chairman of BJI's board of directors; Lorne R. Waxlax; and Edward J. Weisberger serve as a director of both HomeBase and BJI. We have implemented procedures to limit the involvement of Messrs. Zarkin, Waxlax and Weisberger in conflict situations, including requiring them to abstain from voting as directors of HomeBase on some matters.

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

On January 27, 2001, we had outstanding the principal amount of $90.2 million of 5.25% senior subordinated convertible notes. In the event of a change of control of HomeBase, each holder of our notes has the right to require us to repurchase the notes held by the holder, in whole or in part, at a redemption price of 100% of the principal amount of the notes put up for redemption, plus interest accrued through the repurchase date. If a change of control were to occur, we might not have the financial resources or be able to arrange financing on acceptable terms to pay the repurchase price for all the notes as to which the repurchase option is exercised. Any repurchase in connection with a change of control could, depending on the circumstances and absent a waiver from the holders of our senior debt, be blocked due to the subordination provisions of the notes. If we do not repurchase the notes when required, an event of default with respect to the notes and with respect to senior debt occur, whether or not the repurchase is permitted by the subordination provisions. Such an event of default, and its consequences, could harm our operating results and financial condition.


================================================================================
  Forward-Looking Information
--------------------------------------------------------------------------------
  This report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, the words "believe," "estimate," "expect," "anticipate," "plans," and similar expressions are intended to identify forward-looking statements. For this purpose any matters discussed in this document include forward-looking statements that involve risks and uncertainties that could cause results to differ materially from those expressed. Such risks and uncertainties include, but are not limited to, the change in the ongoing positive trends at the company's House2Home stores; House2Home becoming a substantial growth opportunity for the company; the ultimate success of the modified expansion program; the accuracy of all assumptions upon which the company's earnings estimates in this document are based; the company's ability to successfully complete a conversion program by July of the current fiscal year and return to profitability by the third quarter of the current fiscal year; the competitive marketplace, economic conditions in the company's markets and other factors.
================================================================================



Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company has not entered into any transactions using derivative financial instruments.

The Company's major market risk exposure is the potential loss arising from changing interest rates and its impact on short-term investments. At January 27, 2001, the Company did not own any marketable securities.

Item 8. Financial Statements and Supplementary Data



                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES




Report of Independent Accountants.............................................18

Report on Management's Responsibility.........................................18

Consolidated Statements of Operations for the fiscal years ended
January 27, 2001, January 29, 2000 and January 30, 1999.......................19

Consolidated Balance Sheets as of January 27, 2001 and January 29, 2000.......20

Consolidated Statements of Cash Flows for the fiscal years ended
January 27, 2001, January 29, 2000 and January 30, 1999.......................21

Consolidated Statements of Stockholders' Equity for the fiscal years ended January 27, 2001, January 29, 2000 and January 30, 1999.................22

Notes to Consolidated Financial Statements....................................23

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of HomeBase, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of HomeBase, Inc. and subsidiaries at January 27, 2001 and January 29, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 27, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Los Angeles, California
February 26, 2001, except for Note 16, as to which the date is March 27, 2001.


REPORT ON MANAGEMENT'S RESPONSIBILITY

The consolidated financial statements and related financial information in this annual report have been prepared by and are the responsibility of management. The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and necessarily include amounts which are based upon judgments and estimates made by management.

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

The Audit Committee, which is comprised of members of the Board of Directors who are neither officers nor employees, meets periodically with management, the internal auditors and the independent accountants to review matters relating to the Company's financial reporting, the adequacy of internal accounting control and the scope and results of audit work. The internal auditors and the independent accountants have free access to the Audit Committee.

The    consolidated     financial    statements    have    been    audited    by
PricewaterhouseCoopers LLP, whose opinion as to their fair presentation in accordance with accounting principles generally accepted in the United States of America appears above.

Herbert J. Zarkin                                   William B. Langsdorf
Chairman of the Board, President and                Executive Vice President and
Chief Executive Officer                             Chief Financial Officer

                                 HOMEBASE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                               Fiscal Year Ended
---------------------------------------------------------------------------------------------------------------------
                                                                January 27,        January 29,        January 30,
                                                                    2001               2000              1999
---------------------------------------------------------------------------------------------------------------------

  Net sales                                                    $   1,439,598      $   1,525,275      $   1,442,341

  Cost of sales, including buying and
    occupancy costs                                                1,235,419          1,196,465          1,124,250
---------------------------------------------------------------------------------------------------------------------
  Gross profit                                                       204,179            328,810            318,091

  Selling, general and administrative
    expenses                                                         312,824            304,457            278,232
  Pre-opening expenses                                                 5,634              3,726                919
  Store closures and other charges                                    (6,450)                 -                  -
---------------------------------------------------------------------------------------------------------------------
  Operating income (loss)                                           (107,829)            20,627             38,940

  Interest on debt and capital leases, net                             4,838              3,440              2,817
---------------------------------------------------------------------------------------------------------------------
  Income (loss) before income taxes and extraordinary gain          (112,667)            17,187             36,123

  Provision (benefit) for income taxes                               (41,687)             6,358             13,760
---------------------------------------------------------------------------------------------------------------------
  Income (loss) before extraordinary gain                            (70,980)            10,829             22,363

  Extraordinary gain on early extinguishment of debt,
  net of income tax of $338 and $1,056, respectively                     576              1,799                  -
---------------------------------------------------------------------------------------------------------------------

  Net income (loss)                                            $     (70,404)     $      12,628      $      22,363
=====================================================================================================================


  Basic net income (loss) per share:
    Income (loss) before extraordinary gain                    $       (1.89)     $        0.28      $        0.59
    Extraordinary gain                                                  0.02               0.05                  -
---------------------------------------------------------------------------------------------------------------------

    Net income (loss)                                          $       (1.87)     $        0.33      $        0.59
=====================================================================================================================

  Diluted net income (loss) per share:
    Income (loss) before extraordinary gain                    $       (1.89)     $        0.28      $        0.54
    Extraordinary gain                                                  0.02               0.05                  -
---------------------------------------------------------------------------------------------------------------------

    Net income (loss)                                          $       (1.87)     $        0.33      $        0.54
=====================================================================================================================


  Shares used in computation of net income per share:

  Basic                                                               37,599             37,849             37,845
  Diluted                                                             37,599             37,936             48,013

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 HOMEBASE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

--------------------------------------------------------------------------------------------------------------------
                                                                                   January 27,       January 29,
                                                                                       2001              2000
--------------------------------------------------------------------------------------------------------------------
 ASSETS
   Current assets:
     Cash and cash equivalents                                                    $      44,869      $      26,747
     Marketable securities                                                                    -             15,020
     Accounts receivable (net of allowance for doubtful accounts
      of $93 and $39, respectively)                                                      12,449             29,439
     Merchandise inventories                                                            213,352            371,060
     Current deferred income taxes                                                            -              5,676
     Prepaid expenses and other current assets                                            3,047              4,507
     Prepaid and refundable income taxes                                                  9,966                  -
--------------------------------------------------------------------------------------------------------------------
   Total current assets                                                                 283,683            452,449

   Property, net                                                                        246,284            257,726
   Property under capital leases, net                                                     4,320              4,759
   Deferred income taxes                                                                 44,403              6,856
   Other assets                                                                           6,021              5,952
--------------------------------------------------------------------------------------------------------------------

   Total assets                                                                   $     584,711      $     727,742
====================================================================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                                                             $      38,972      $     108,823
     Restructuring reserve                                                                  440              1,771
     Accrued expenses and other current liabilities                                      84,996             73,195
     Accrued income taxes                                                                     -                635
     Obligations under capital leases due within one year                                   376                327
--------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                            124,784            184,751

   Long-term debt                                                                        90,182             92,382
   Obligations under capital leases, less portion due within one year                     7,664              8,040
   Noncurrent restructuring reserve                                                       1,699              5,003
   Other noncurrent liabilities                                                          35,744             42,880
--------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                    260,073            333,056
--------------------------------------------------------------------------------------------------------------------

 Commitments and contingencies (Note 14)

 STOCKHOLDERS' EQUITY
   Preferred stock, par value of $.01 per share; 10,000,000 authorized; none
     outstanding                                                                              -                  -
   Common stock, par value $.01 per share; 190,000,000 shares authorized;
     37,865,798 and 37,874,798 shares issued and outstanding, respectively                  379                379
   Additional paid-in capital                                                           374,688            374,728
   Retained earnings (deficit)                                                          (49,585)            20,819
   Common stock in treasury at cost, 270,400 shares                                        (818)              (818)
   Unearned compensation                                                                    (26)              (348)
   Unrealized holding losses                                                                  -                (74)
--------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                           324,638            394,686
--------------------------------------------------------------------------------------------------------------------

   Total liabilities and stockholders' equity                                     $     584,711      $     727,742
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

                                 HOMEBASE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                             Fiscal Year Ended
------------------------------------------------------------------------------------------------------------------
                                                              January 27,       January 29,       January 30,
                                                                 2001               2000             1999
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                         $   (70,404)       $    12,628       $    22,363
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation and amortization                              41,780             29,039            27,210
       Inventory write-down                                       55,000                  -                 -
       Extraordinary gain                                           (914)            (2,855)                -
       Loss (gain) on property disposals                           5,085               (669)               14
       Accretion (amortization) of discount on marketable
          securities                                                  82               (210)             (367)
       Income tax benefit of employee stock options                    -                 57               466
       Reversal of restructure reserve and store closures         (6,450)                 -                 -
          and other charges reserve
       Other non-cash items, net                                     282                398               676
       Deferred income taxes                                     (31,871)             7,475             5,930

     Increase (decrease) due to changes in:
       Accounts receivable                                        16,990             (8,680)            4,638
       Merchandise inventories                                   102,708            (31,410)          (25,462)
       Prepaid expenses and other current assets                   1,460             12,537              (604)
       Prepaid and refundable income taxes                        (9,966)                 -                 -
       Other assets                                                  358                792            (1,136)
       Accounts payable                                          (69,851)             5,575             7,126
       Restructuring reserve                                      (2,185)             1,630            (6,564)
       Accrued expenses and other current liabilities             11,840             (2,514)            8,084
       Accrued income taxes                                         (635)               (56)           10,956
       Other non-current liabilities                              (3,136)            (2,239)           (5,266)
------------------------------------------------------------------------------------------------------------------

     Net cash provided by operating activities                    40,173             21,498            48,064

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable securities                                 -            (12,728)          (71,088)
     Sale of marketable securities                                15,012              8,586            11,589
     Maturity of marketable securities                                 -             17,164            38,553
     Property additions                                          (34,200)           (28,503)          (36,548)
     Property disposals                                              107                169               303
------------------------------------------------------------------------------------------------------------------

     Net cash used in investing activities                       (19,081)           (15,312)          (57,191)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowing of short-term debt                                 15,000                  -                 -
     Repayment of short-term debt                                (15,000)                 -                 -
     Repayment of long-term debt                                       -             (7,009)              (78)
     Early extinguishment of long-term debt                       (1,271)            (4,609)                -
     Debt issuance costs                                          (1,372)            (2,317)             (226)
     Repayment of capital lease obligations                         (327)              (283)             (254)
     Purchase of treasury stock                                        -               (818)                -
     Proceeds from sale and issuance of common stock                   -                 19               660
------------------------------------------------------------------------------------------------------------------

     Net cash provided by (used in) financing activities          (2,970)           (15,017)              102
------------------------------------------------------------------------------------------------------------------

     Net increase (decrease) in cash and cash equivalents         18,122             (8,831)           (9,025)
     Cash and cash equivalents at beginning of year               26,747             35,578            44,603
------------------------------------------------------------------------------------------------------------------

     Cash and cash equivalents at end of year                $    44,869        $    26,747       $    35,578
==================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                           $     6,929        $     6,433       $     7,260
     Income taxes refunded                                        (3,171)            (2,722)           (4,485)
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

                                 HOMEBASE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                               Unrealized
                                        Common Stock    Additional               Holding   Retained   Treasury Stock      Total
                                    -------------------  Paid-In    Unearned      Gains    Earnings  ----------------- Stockholders'
                                      Shares    Amount   Capital  Compensation  (Losses)   (Deficit)  Shares   Amount     Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 31, 1998              37,707    $  377 $ 375,026    $  (1,570)  $     6   $(14,172)      -  $     -    $  359,667
  Net income                                -         -         -           -          -     22,363       -        -        22,363
  Unrealized holding gains                  -         -         -           -         16          -       -        -            16
  Exercise of stock options               184         2       657           -          -          -       -        -           659
  Income tax benefit of stock options       -         -       466           -          -          -       -        -           466
  Amortization of restricted stock          -         -         -          699         -          -       -        -           699
     grants
  Cancellation of restricted stock        (12)        -       (95)          73         -          -       -        -           (22)
  Equity transfer adjustment
     related to spin-off of BJ's
     Wholesale Club, Inc.                   -         -    (1,349)          -          -          -       -        -        (1,349)

------------------------------------------------------------------------------------------------------------------------------------

Balance, January 30, 1999              37,879       379   374,705         (798)       22      8,191       -        -       382,499
  Net income                                -         -         -           -          -     12,628       -        -        12,628
  Unrealized holding losses                 -         -         -           -        (96)         -       -        -           (96)
  Exercise of stock options                 5         -        20           -          -          -       -        -            20
  Income tax benefit of stock options       -         -        57           -          -          -       -        -            57
  Amortization of restricted stock          -         -         -          402         -          -       -        -           402
     grants
  Cancellation of restricted stock         (9)        -       (54)          48         -          -       -        -            (6)
  Repurchase of common shares               -         -         -           -          -          -    (270)    (818)         (818)
------------------------------------------------------------------------------------------------------------------------------------

Balance, January 29, 2000              37,875       379   374,728         (348)      (74)    20,819    (270)    (818)      394,686
  Net loss                                  -         -         -           -          -    (70,404)      -        -       (70,404)
  Unrealized holding gains                  -         -         -           -         74          -       -        -            74
  Amortization of restricted stock          -         -         -          297         -          -       -        -           297
     grants
  Cancellation of restricted stock         (9)        -       (40)          25         -          -       -        -           (15)
------------------------------------------------------------------------------------------------------------------------------------

Balance, January 27, 2001              37,866    $  379 $ 374,688    $     (26)  $     -   $(49,585)   (270) $  (818)   $  324,638
====================================================================================================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 HOMEBASE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization

During fiscal 2000, HomeBase(R), Inc. (the "Company" or "HomeBase") was the second largest operator of home improvement warehouse stores in the western United States. At January 27, 2001, the Company operated 84 HomeBase stores in 10 states. The Company's stores average approximately 103,000 square feet of indoor space and include up to 30,000 square feet of additional exterior full-service garden and landscaping centers. The Company offers a broad assortment of brand-name home improvement and building supply products at competitive prices to both Do-It-Yourself ("DIY") and professional customers. In certain categories, the Company supplements its brand-name offerings with high quality private label products.

During fiscal 2000, the Company converted five of its HomeBase stores to test the new House2Home(TM) home decorating superstore concept. In announcements in December 2000, and subsequently refined in March 2001, the Company outlined a program by which it would convert another 37 HomeBase stores into the House2Home format by the end of July 2001, and close the remaining 47 HomeBase stores. The conversion program is expected to require a cash outlay of approximately $5.5 million per store for hiring, training, marketing and other pre-opening expenses, for store remodeling, and the investment, net of payables, in new inventory. While there can be no assurance that the new business format will be successful, the Company believes that the conversion to House2Home will return the Company to profitability during fiscal 2002. In addition, the Company believes that it has sufficient financial resources available to complete the conversion process announced. These resources include approximately $180 million in net cash from the liquidation of inventory at all remaining HomeBase stores, borrowings from the credit facility, proceeds from the sale of owned locations not identified for conversion and from cash on hand.


Note 2 - Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company include the financial statements of the Company's subsidiaries, all of which are wholly owned.

Fiscal Year

The Company operates within a conventional 52 or 53 week accounting fiscal year that ends on the last Saturday in January. The 52 weeks ended January 27, 2001, January 29, 2000 and January 30, 1999 are referred to herein as "fiscal 2000", "fiscal 1999" and "fiscal 1998", respectively.

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

Revenue Recognition

The Company recognizes revenue when sales transactions occur and customers take possession of the merchandise.

Volume Rebates and Other Supplier Credits

The Company records the credits and payments as a reduction of cost of sales at the point in time at which the activities required by the supplier related to the credit or payment are completed, the amount is fixed and determinable, and collectibility is reasonably assured. Arrangements with suppliers for volume incentives are typically based on a contractual arrangement covering a one-year or less period of time providing for incentives based on purchasing volumes. The Company is not obligated to purchase a specified volume of the product.

Advertising Costs

Advertising costs, which relate to various media expenditures, are expensed as incurred. Total advertising costs for fiscal 2000, 1999 and 1998 were $23.2 million, $20.8 million and $20.7 million, respectively. Cooperative advertising income received from suppliers is recognized as a reduction of advertising costs in the period in which the related advertising costs occur.

Pre-opening Costs

Pre-opening costs consist of direct incremental costs of opening a facility and are charged to operations as incurred.

Interest on Debt and Capital Leases

Interest on debt and capital leases in the consolidated statements of operations is presented net of interest and investment income.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation expense includes amortization of property under capital leases. Depreciation and amortization of assets associated with continuing operations is provided using the straight-line method using the following estimated useful lives.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Standards

SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)" establishes accounting and reporting standards for derivative instruments and for hedging activities. It is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company currently does not have any derivative financial instruments and does not currently employ any hedging activities.

Note 3 - Supplemental Balance Sheet Information

Property and Equipment

Property and equipment consists of the following components:

-----------------------------------------------------------------------------------------------------------
                                                                          January 27,      January 29,
(In thousands)                                                               2001              2000
-----------------------------------------------------------------------------------------------------------

Land and buildings                                                        $   159,768      $   157,932
Leasehold improvements                                                         82,062           72,795
Furniture, fixtures and equipment                                             184,808          170,316
-----------------------------------------------------------------------------------------------------------
                                                                              426,638          401,043
Accumulated depreciation                                                     (180,354)        (143,317)
-----------------------------------------------------------------------------------------------------------

Property and equipment, net                                               $   246,284      $   257,726
===========================================================================================================

Property under Capital Leases

Property under capital leases consists of the following components:

-----------------------------------------------------------------------------------------------------------
                                                                          January 27,      January 29,
(In thousands)                                                               2001              2000
-----------------------------------------------------------------------------------------------------------

Property under capital leases                                             $     9,696      $     9,696
Accumulated depreciation                                                       (5,376)          (4,937)
-----------------------------------------------------------------------------------------------------------

Property under capital leases, net                                        $     4,320      $     4,759
===========================================================================================================

Accrued Expenses and Other Current Liabilities

The following are the major components of accrued expenses and other current liabilities:

-----------------------------------------------------------------------------------------------------------
                                                                          January 27,      January 29,
(In thousands)                                                               2001              2000
-----------------------------------------------------------------------------------------------------------

Self-insurance reserves                                                   $    12,066      $    14,209
Employee compensation                                                          19,065           18,036
Sales and use taxes                                                            16,370           13,696
Rent, utilities, advertising and other                                         37,495           27,254
-----------------------------------------------------------------------------------------------------------

Total  accrued expenses and other current liabilities                     $    84,996      $    73,195
===========================================================================================================

Note 4 - Net Income Per Share

In accordance with SFAS No. 128, "Earnings Per Share, "basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to additionally reflect the effect of potentially dilutive securities.

The following table sets forth the computation of net income per share:

                                                                         Fiscal Year Ended
--------------------------------------------------------- -------------------------------------------------
                                                            January 27,     January 29,      January 30,
(In thousands)                                                 2001             2000            1999
--------------------------------------------------------- ---------------- --------------- ----------------

Numerator:

   Income (loss) from continuing operations
     before extraordinary gain                             $   (70,980)     $    10,829     $    22,363
   Extraordinary gain, net of income taxes                         576            1,799               -
--------------------------------------------------------- ---------------- --------------- ----------------
   Numerator for basic net income (loss) per share         $   (70,404)     $    12,628     $    22,363

Effect of dilutive securities:
   5.25% convertible subordinated notes (1)                          -                -           3,574
--------------------------------------------------------- ---------------- --------------- ----------------

   Numerator for diluted net income (loss) per share       $   (70,404)     $    12,628     $    25,937
========================================================= ================ =============== ================


                                                                         Fiscal Year Ended
--------------------------------------------------------- ---------------- --------------- ----------------
                                                            January 27,     January 29,      January 30,
(In thousands)                                                 2001             2000            1999
--------------------------------------------------------- ---------------- --------------- ----------------

Denominator:

   Denominator for basic net income per share-
     weighted average shares                                    37,599           37,849          37,845

Effect of dilutive securities:
   Employee stock options (2)                                        -               87             381
   Assumed conversion of 5.25%
     convertible subordinated notes (1)                              -                -           9,787
--------------------------------------------------------- ---------------- --------------- ----------------

   Denominator for diluted net income (loss) per share          37,599           37,936          48,013
========================================================= ================ =============== ================

(1) In fiscal 2000 and fiscal 1999, the effect of the conversion of the convertible securities has been excluded from the computation of diluted net income (loss) per share because it was antidilutive.
(2) In fiscal 2000, the effect of stock options was antidilutive because the Company reported a net loss from continuing operations. These shares have been excluded from the computation of diluted net income (loss) per share.

Note 5 - Debt

At January 27, 2001 and January 29, 2000, long-term debt consisted of the following components:

-----------------------------------------------------------------------------------------------------------
                                                                          January 27,      January 29,
(In thousands)                                                               2001              2000
-----------------------------------------------------------------------------------------------------------

Convertible subordinated notes, interest at 5.25%, maturing
     November 1, 2004                                                     $    90,182      $    92,382
-----------------------------------------------------------------------------------------------------------

Total long-term debt                                                      $    90,182      $    92,382
===========================================================================================================

The following are the aggregate maturities of long-term debt outstanding at January 27, 2001:

-----------------------------------------------------------------------------------------------------------


(In thousands)                                                                                Total
-----------------------------------------------------------------------------------------------------------

Fiscal years ending January:
         2002                                                                             $          -
         2003                                                                                        -
         2004                                                                                   90,182
-----------------------------------------------------------------------------------------------------------

Total                                                                                     $     90,182
===========================================================================================================

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

In November 1999, the Board of Directors authorized the Company to spend up to $20 million to repurchase HomeBase common stock and 5.25% convertible subordinated notes periodically in the open market, as market conditions warrant. The Company repurchased $2.2 million and $7.6 million in face value of the convertible notes for $1.2 million and $4.6 million, respectively, in fiscal 2000 and 1999, respectively. In connection with these purchases, the Company recognized a $0.6 million and $1.8 million extraordinary gain on the early extinguishment of debt, net of income taxes, in fiscal 2000 and 1999, respectively. The repurchase program is authorized to extend through December 31, 2001. However, the Company's amended credit facility prohibits any such repurchases through May 2002. Consequently, the Company will not repurchase any of its securities pursuant to the current repurchase program so long as the amended credit facility is in place.

On December 3, 1999, the Company entered into a five-year, $250 million Credit Facility (the "Facility"). The new Credit Facility replaced the previous $105 million credit line and provides the Company with greater financial flexibility to pursue its growth objectives. Borrowings under the new Credit Facility are collateralized by eligible inventory and accounts receivable. The Company paid a one-time underwriting fee of $2,125,000 (0.85% of the notional amount) and is required to pay a fee on the unused portion of the new Credit Facility of 0.375% annually. Interest on borrowings will be calculated based on the LIBOR rate plus a 1.5% to 2.0% margin. The facility is subject to certain financial covenants should excess availability under the line fall below $40 million and matures on November 30, 2004.

On February 23, 2001, the Company amended the Credit Facility to provide added flexibility to support the conversion program by adding the Company's unencumbered owned stores to the collateral base. To complete the amendment, the Company paid an underwriting fee of $3,750,000 (1.5% of the notional amount) and borrowings bear interest at prime plus 1.0% or LIBOR plus 3.0%. Depending on the level of borrowing by the Company, the fee on the unused portion of the new Credit Facility will range from 0.50% to 0.75%. The facility's maturity date remained unchanged.

At January 27, 2001, the Company had no borrowings under the new Credit Facility and had letters of credit outstanding of approximately $4.8 million primarily to support the purchase of inventories.

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

Future minimum lease payments as of January 27, 2001 were:

--------------------------------------------------------------------------------------- -------------------
                                                                          Capital           Operating
(In thousands)                                                            Leases              Leases
--------------------------------------------------------------------------------------- -------------------

Fiscal years ending January:
   2002                                                                 $     1,455        $     71,602
   2003                                                                       1,455              65,113
   2004                                                                       1,508              63,574
   2005                                                                       1,543              60,644
   2006                                                                       1,543              56,373
   Thereafter                                                                 7,173             281,084
--------------------------------------------------------------------------------------- -------------------

   Total minimum lease payments                                              14,677        $    598,390
                                                                                        ===================
   Less amount representing interest                                         (6,637)
---------------------------------------------------------------------------------------

   Present value of net minimum lease payments                          $     8,040
=======================================================================================

Rental expense under operating leases amounted to $71.8 million, $70.8 million and $66.8 million in fiscal 2000, 1999 and 1998, respectively. These amounts exclude rent of $1.9 million, $3.0 million and $3.8 million in fiscal 2000, 1999 and 1998, respectively, which was charged to the restructuring or closed store reserves. Future minimum lease payments have not been reduced by future minimum sublease rentals of $3.2 million under an operating lease.

The table of future minimum lease payments above includes lease  commitments for
a  store  that  was  closed  in  connection  with  the  Company's   fiscal  1993
restructuring.

Note 7 - Income Taxes

Income (loss) before income taxes and the related provision (benefit) for income taxes consist of the following components:

                                                                       Fiscal Year Ended
-----------------------------------------------------------------------------------------------------------
                                                        January 27,       January 29,      January 30,
(In thousands)                                              2001             2000              1999
-----------------------------------------------------------------------------------------------------------

Income (loss) before income taxes:
     Operations                                         $  (112,667)      $    17,187      $    36,123
     Extraordinary gain                                         914             2,855                -
-----------------------------------------------------------------------------------------------------------

Total                                                   $  (111,753)      $    20,042      $    36,123
===========================================================================================================


                                                                       Fiscal Year Ended
-----------------------------------------------------------------------------------------------------------
                                                        January 27,       January 29,      January 30,
(In thousands)                                              2001             2000              1999
-----------------------------------------------------------------------------------------------------------

Provision (benefit) for income taxes attributable to
     income (loss) from operations                      $   (41,687)      $     6,358      $    13,760
Provision for income taxes attributable to
     extraordinary gain                                         338             1,056                -
-----------------------------------------------------------------------------------------------------------

Total provision (benefit) for income taxes              $   (41,349)      $     7,414      $    13,760
===========================================================================================================

The following are the significant components of the provision (benefit) for income taxes attributable to operations:

                                                                       Fiscal Year Ended
-----------------------------------------------------------------------------------------------------------
                                                        January 27,       January 29,      January 30,
(In thousands)                                              2001             2000              1999
-----------------------------------------------------------------------------------------------------------

Current:
     Federal                                            $    (9,832)      $      (744)     $     6,183
     State                                                       16              (373)           1,647
-----------------------------------------------------------------------------------------------------------
Total current                                           $    (9,816)      $    (1,117)     $     7,830
-----------------------------------------------------------------------------------------------------------

Deferred:
     Federal                                            $   (29,269)      $     5,776      $     5,652
     State                                                   (2,602)            1,699              278
-----------------------------------------------------------------------------------------------------------
Total deferred                                          $   (31,871)      $     7,475      $     5,930
-----------------------------------------------------------------------------------------------------------

Total provision (benefit) for income taxes attributable
    to income (loss) from operations                    $   (41,687)      $     6,358      $    13,760
===========================================================================================================

The following is a reconciliation of the statutory federal income tax rate and the effective income tax rate for income from continuing operations:

                                                                       Fiscal Year Ended
-----------------------------------------------------------------------------------------------------------
                                                        January 27,       January 29,      January 30,
                                                            2001             2000              1999
-----------------------------------------------------------------------------------------------------------

Statutory federal income tax rate                            35%               35%              35%
State income taxes, net of federal tax benefit                2                 4                2
Other                                                         -                (2)               1
-----------------------------------------------------------------------------------------------------------

Effective income tax rate                                    37%               37%              38%
===========================================================================================================

The following are the significant components of the Company's deferred tax assets (liabilities) as of January 27, 2001 and January 29, 2000:

-----------------------------------------------------------------------------------------------------------
                                                                          January 27,      January 29,
(In thousands)                                                               2001              2000
-----------------------------------------------------------------------------------------------------------

Deferred tax assets:
     Self-insurance reserves                                              $    11,702      $    14,502
     Rental step liabilities                                                    3,281            4,055
     Restructuring and closed store reserves                                    2,328            7,627
     Capital leases                                                             1,460            1,533
     Compensation and benefits                                                  2,178            2,510
     Store conversion reserves                                                 27,477               -
     Net operating loss                                                        11,969               -
     Other                                                                      4,239            4,444
-----------------------------------------------------------------------------------------------------------
Total deferred tax assets                                                 $    64,634      $    34,671
-----------------------------------------------------------------------------------------------------------

Deferred tax liabilities:
     Accelerated depreciation                                             $   (12,579)     $   (13,711)
     Purchase discounts                                                        (3,600)          (3,323)
     Other                                                                     (4,052)          (5,105)
-----------------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                            $   (20,231)     $   (22,139)
-----------------------------------------------------------------------------------------------------------

Net deferred tax assets                                                   $    44,403      $    12,532
===========================================================================================================

As of January 27, 2001, for income tax purposes, the Company has operating loss carryforwards of $16.8 million and $15.2 million, for federal and alternative minimum tax purposes, respectively. These operating loss carryforwards expire in fiscal 2020. In addition, the Company has state tax operating losses of approximately $21.0 million, which expire prior to 2010.

The Company has not established a valuation allowance against the net deferred tax assets at January 27, 2001 and January 29, 2000. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

Note 8 - Investments in Marketable Securities

The following is a summary of available-for-sale securities:

                                                                       January 29, 2000
-----------------------------------------------------------------------------------------------------------
                                                         Amortized     Gross Unrealized     Estimated
(In thousands)                                              Cost            Losses          Fair Value
-----------------------------------------------------------------------------------------------------------

U.S. corporate securities                               $      1,000      $        -       $     1,000
Obligations of state and political subdivisions               14,094              (74)          14,020
-----------------------------------------------------------------------------------------------------------

      Total debt securities                             $     15,094      $       (74)     $    15,020
===========================================================================================================

The following is other information on available-for-sale securities:

                                                                       Fiscal Year Ended
-----------------------------------------------------------------------------------------------------------
                                                        January 27,       January 29,      January 30,
(In thousands)                                              2001             2000              1999
-----------------------------------------------------------------------------------------------------------

Sales proceeds                                          $     15,012      $     8,586      $    11,589
Gross realized losses                                              -                -               (1)
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

The following are the estimated fair values of the Company's financial instruments:

                                              January 27, 2001                  January 29, 2000
-----------------------------------------------------------------------------------------------------------
                                         Carrying                          Carrying
(In thousands)                            Amount         Fair Value         Amount          Fair Value
-----------------------------------------------------------------------------------------------------------

Cash and cash equivalents               $     44,869    $    44,869       $     26,747     $    26,747
Marketable securities                              -              -             15,020          15,020
Convertible subordinated debt                (90,182)       (42,419)           (92,382)        (55,429)
-----------------------------------------------------------------------------------------------------------

Note 10 - Stock Options and Stock Purchase Plans

Stock Option Plans

Under its 1989 Stock Incentive Plan ("1989 Plan"), the Company has granted options to certain key employees, which expire seven to 10 years from the grant date, to purchase common stock at prices equal to 100% of the fair value on the grant date. Options outstanding are exercisable over various periods generally starting one year after the grant date. The Company has also issued restricted stock awards to certain key employees at no cost under the 1989 Plan. The restrictions on the transferability of those shares which are tied to the Company's performance lapse over periods that range up to eight years. For other awards, restrictions on the sale of shares lapse over periods that range up to four years. The 1989 Plan expired in January 1998, except as to options and restricted shares then outstanding. At January 27, 2001, 1,322,824 options issued under the 1989 Plan remained outstanding at prices ranging from $2.20 to $6.45 per share.

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

At January 27, 2001, the 1997 Stock Incentive Plan was the only active stock-based employee compensation plan.

The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for its stock-based compensation. Total pre-tax compensation cost charged to income for stock-based employee compensation awards in fiscal 2000, 1999 and 1998 was $0.3 million, $0.5 million and $0.7 million, respectively, and consisted entirely of compensation expense related to restricted stock, which is charged to income ratably over the period during which the restrictions lapse. No compensation cost was recognized for the Company's stock options under APB Opinion No. 25 because the exercise price equaled the market price of the underlying stock on the date of the grant.

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its stock options under the fair value method of that statement. The fair value for these options was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                       Fiscal Year Ended
-----------------------------------------------------------------------------------------------------------
                                                        January 27,       January 29,      January 30,
                                                            2001             2000              1999
-----------------------------------------------------------------------------------------------------------

Risk-free interest rate                                     5.03%             6.63%            4.62%
Expected volatility                                         67.3%             41.1%            37.0%
Dividend yield                                                   -                 -                -
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

For purposes of the following pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period:

                                                                       Fiscal Year Ended
-----------------------------------------------------------------------------------------------------------
                                                        January 27,       January 29,      January 30,
(In thousands, except per share amounts)                    2001             2000              1999
-----------------------------------------------------------------------------------------------------------

Pro forma income (loss) from operations before
extraordinary gain                                      $   (74,509)      $     8,589      $    20,617

Extraordinary gain on early extinguishment of debt              576             1,799                -
-----------------------------------------------------------------------------------------------------------

Pro forma net income (loss)                             $   (73,933)      $    10,388      $    20,617
===========================================================================================================

Pro forma income (loss) per share--Income (loss)
     from operations before extraordinary gain
        Basic                                           $     (1.98)      $      0.23      $      0.54
        Diluted                                         $     (1.98)      $      0.23      $      0.43

Pro forma income (loss) per share--Net income (loss):
        Basic                                           $     (1.97)      $      0.27      $      0.54
        Diluted                                         $     (1.97)      $      0.27      $      0.43
-----------------------------------------------------------------------------------------------------------

The effects of applying the provisions of SFAS No. 123 for pro forma disclosure purposes are not necessarily representative of the effects on reported net income (loss) for future years because options vest over several years and additional awards generally are made each year. In accordance with the transition requirements of SFAS No. 123, the pro forma disclosures above only include stock options awarded after January 28, 1995.

The following is a summary of the Company's stock option activity and related information:

-----------------------------------------------------------------------------------------------------------
                                                                           Number Of     Weighted-Average
                                                                            Options       Exercise Price
-----------------------------------------------------------------------------------------------------------

Fiscal Year Ended January 30, 1999:

Outstanding at beginning of year                                            3,108,065      $     5.30
          Granted                                                             531,850            6.15
          Exercised                                                          (184,172)           3.58
          Forfeited                                                          (159,904)           6.43
          Expired                                                                   -               -
-----------------------------------------------------------------------------------------------------------

Outstanding at January 30, 1999                                             3,295,839      $     5.48
===========================================================================================================

Fiscal Year Ended January 29, 2000:
          Granted                                                             737,150      $     4.21
          Exercised                                                            (4,417)           4.45
          Forfeited                                                          (652,427)           6.56
          Expired                                                                   -               -
-----------------------------------------------------------------------------------------------------------

Outstanding at January 29, 2000                                             3,376,145      $     4.99
===========================================================================================================

-----------------------------------------------------------------------------------------------------------
                                                                           Number Of     Weighted-Average
                                                                            Options       Exercise Price
-----------------------------------------------------------------------------------------------------------

Fiscal Year Ended January 27, 2001:
          Granted                                                           2,136,850      $     2.31
          Forfeited                                                        (1,232,325)           5.22
-----------------------------------------------------------------------------------------------------------

Outstanding at January 27, 2001                                             4,280,670      $     3.59
===========================================================================================================


-----------------------------------------------------------------------------------------------------------
                                                                           Number Of     Weighted-Average
                                                                            Options       Exercise Price
-----------------------------------------------------------------------------------------------------------
Exercisable at:
          January 30, 1999                                                  1,594,476            4.42
          January 29, 2000                                                  2,282,277            4.96
          January 27, 2001                                                  1,783,064            4.85
-----------------------------------------------------------------------------------------------------------

Weighted-average fair value of options granted during the year:
          Fiscal 1998                                                                            5.48
          Fiscal 1999                                                                            4.99
          Fiscal 2000                                                                            3.59
-----------------------------------------------------------------------------------------------------------

The following is additional information related to stock options outstanding at January 27, 2001:

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
        Range Of             Number        Exercise      Contractual         Number          Exercise
     Exercise Prices       Outstanding       Price      Life (Years)      Exercisable         Price
----------------------------------------------------------------------- -----------------------------------

   $ 0.00   to  $ 1.99           65,000   $     1.75          8.1                   -      $        -
     2.00   to    3.23        2,380,338         2.40          6.0             347,488            2.83
     3.24   to    4.64        1,099,021         4.16          4.9             786,524            4.15
     4.65   to    6.45          479,536         5.98          5.8             418,569            5.98
     6.46   to    9.00          256,775         8.17          6.8             230,483            8.22
----------------------------------------------------------------------- -----------------------------------

   $ 0.00   to  $ 9.00        4,280,670   $     3.59          5.8           1,783,064      $     4.85
======================================================================= ===================================

As of January  27,  2001,  January  29,  2000 and  January  30,  1999,  687,654,
2,273,454, and 2,401,731 shares, respectively, were reserved for future stock awards under the Company's stock option plans.

Stockholder Rights Plan

In April 1999, the Company adopted a replacement stockholder rights plan designed to discourage attempts to acquire the Company on terms not approved by the Board of Directors. The replacement rights plan replaced an existing rights plan that expired by its terms in April 1999. Under the replacement plan, stockholders were issued one Right for each share of common stock owned, which entitles them to purchase 1/100 share of Series A Junior Participating Preferred Stock ("Series A Preferred Stock") at an exercise price of $50. The Company has designated 1,900,000 shares of Series A Preferred Stock for use under the rights plan; none have been issued. Generally, the terms of the Series A Preferred Stock are designed so that 1/100 share of Series A Preferred Stock is the economic equivalent of one share of the Company's common stock. In the event any person acquires 15% or more of the Company's outstanding stock, the Rights become exercisable for the number of common shares which, at the time, would have a market value of two times the exercise price of the Right.

Note 11 - Pensions and Other Post-Retirement Benefits

Retirement Plan

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

Post-Retirement Plan

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

                                                                                   Post-Retirement
                                                                                    Medical Plan
                                                                           --------------------------------
                                                                                  Fiscal Year Ended
-----------------------------------------------------------------------------------------------------------
                                                                             January 27,    January 29,
(In thousands)                                                                  2001            2000
-----------------------------------------------------------------------------------------------------------

Change in Benefit Obligation:
     Benefit obligation at beginning of year                                  $      517     $      767
     Service cost                                                                     84             90
     Interest cost                                                                    40             30
     Plan participants' contributions                                                  3              -
     Actuarial (gain) loss                                                            41           (370)
-----------------------------------------------------------------------------------------------------------

     Benefit obligation at end of year                                        $      685     $      517
===========================================================================================================

Change in Plan Assets:
     Fair value of assets at beginning of year                                $        -     $        -
     Employer contribution                                                            (3)             -
     Plan participants' contributions                                                  3              -
-----------------------------------------------------------------------------------------------------------

     Fair value of plan assets at end of year                                 $        -     $        -
===========================================================================================================


     Unfunded benefit obligation                                                     685            517
     Unrecognized net actuarial gain                                                 297            370
-----------------------------------------------------------------------------------------------------------

Accrued benefit cost                                                          $      982     $      887
===========================================================================================================


Weighted-average assumptions:

     Discount rate                                                                  7.00%          7.75%
===========================================================================================================

Net post-retirement medical benefit costs include the following components:

                                                                                   Post-Retirement
                                                                                     Medical Plan
                                                                         ----------------------------------
                                                                                  Fiscal Year Ended
-----------------------------------------------------------------------------------------------------------
                                                                             January 27,    January 29,
(In thousands)                                                                   2001           2000
-----------------------------------------------------------------------------------------------------------

Components of net periodic benefit cost:
     Service cost                                                              $     84      $     90
     Interest cost                                                                   40            30
     Recognized net actuarial gain                                                  (29)          (25)
-----------------------------------------------------------------------------------------------------------

     Net periodic benefit cost                                                 $     95      $     95
===========================================================================================================

Assumed health care cost trend rates have a significant effect on the amounts reported for the Post-Retirement Medical Plan. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

-----------------------------------------------------------------------------------------------------------
                                                 1-Percentage Point              1-Percentage Point
                                                      Increase                        Decrease
-----------------------------------------------------------------------------------------------------------

Effect on total of service and interest
    cost components                                     $  15                           $ (13)
Effect on post-retirement medical benefit
    obligation                                          $  80                           $ (71)

-----------------------------------------------------------------------------------------------------------

Defined Contribution Plans

In 1994, the Company established a non-contributory defined contribution retirement plan for certain key employees. Under the plan, the Company funds annual retirement contributions for the designated participants on an after-tax basis. For fiscal years 2000, 1999 and 1998, the Company's contribution equaled 5% of participants' base salary. Participants become fully vested in their contribution accounts at the end of the fiscal year in which they complete four years of service. The Company's expense under this plan was $0.6 million, $0.5 million and $0.5 million in fiscal years 2000, 1999 and 1998, respectively.

Under the Company's 401(k) Savings Plans, participating employees may make pre-tax contributions up to 15% of covered compensation. The Company matches employee contributions at 100% of the first one percent of covered compensation and 50% of the next four percent and is payable as of the end of each calendar quarter. The Company's expense under these plans was $2.3 million, $2.2 million and $1.8 million in fiscal years 2000, 1999 and 1998, respectively.

Note 12 - Restructuring Reserve and Store Closures and Other Charges Reserve

The following is a summary of the restructuring reserve and store closures and other charges reserve:

------------------------------------------------------------------- ------------------ -------------------
                                                                                          Fiscal 1997
                                                                       Fiscal 1993       Store Closures
                                                                      Restructuring    and Other Charges
(In thousands)                                                           Reserve            Reserve
------------------------------------------------------------------- ------------------ -------------------

As of January 29, 2000                                                $    6,774         $    11,171

Cash expenditures incurred during the year                                (2,185) (1)         (2,971) (2)

Reversal of Reserves and other charges                                    (2,450) (3)         (4,405) (4)
------------------------------------------------------------------- ------------------ -------------------

As of January 27, 2001                                                $    2,139  (5)    $     3,795  (6)
=================================================================== ================== ===================

(1) Cash expenditures during the year consisted primarily of lease obligations on closed facilities and other related operating costs and $1.4 million for a lease settlement related to a previously closed store.
(2)  Cash   expenditures   during  the  year  included  $1.7  million  in  lease
     termination costs related to a previously closed store as well as lease obligations on closed facilities.
(3) Includes a $2.5 million reversal of reserves for a closed store for which a lease settlement was reached.
(4) Includes $4.0 million in reversal of reserves for a closed store reopened as a House2Home store and another store for which a favorable lease termination was negotiated.
(5) The ending balance consists primarily of lease obligations on closed facilities, which extend through 2006.
(6) The ending balance consists primarily of lease obligations on closed facilities, which extend through 2002.

Note 13 - Store Liquidation Charge

In the fourth quarter of fiscal 2000, the Company recorded a $55 million pre-tax charge for the liquidation of inventory at all remaining 84 HomeBase stores. The Company also accelerated the depreciation of fixed assets, of which $15.4 million was charged in the fourth quarter.

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

Note 15 - Selected Quarterly Financial Data (Unaudited)

Fiscal Year ended January 27, 2001:                                  Quarter Ended
--------------------------------------------- --------------- -------------- -------------- ---------------
                                                April 29,       July 29,      October 28,    January 27,
(In thousands, except per share data)              2000           2000           2000            2001
--------------------------------------------- --------------- -------------- -------------- ---------------

  Net sales                                   $   365,767      $   407,068   $   334,350     $   332,413
  Gross profit                                     73,709           81,134        64,919         (15,223)
  Operating income (loss)                          (1,538)           2,293       (15,352)        (94,057)
  Income (loss) before extraordinary gain          (1,683)           1,447       (10,319)        (60,425)
  Net income (loss)                                (1,107)           1,447       (10,319)        (60,425)

  Basic net income (loss) per share:
   Income (loss) before extraordinary gain    $     (0.05)     $      0.04   $     (0.27)   $     (1.61)
   Extraordinary gain                                0.02               -             -
   Net income (loss)                          $     (0.03)     $      0.04   $     (0.27)   $     (1.61)

  Diluted net income (loss) per share:
   Income (loss) before extraordinary gain    $     (0.05)     $      0.04   $     (0.27)   $     (1.61)
   Extraordinary gain                                0.02               -             -              -
   Net income (loss)                          $     (0.03)     $      0.04   $     (0.27)   $     (1.61)
--------------------------------------------- --------------- -------------- -------------- ---------------


Fiscal Year ended January 29, 2000:                                  Quarter Ended
--------------------------------------------- --------------- -------------- -------------- ---------------
                                                  May 1,        July 31,      October 30,    January 29,
(In thousands, except per share data)              1999           1999           1999            2000
--------------------------------------------- --------------- -------------- -------------- ---------------

  Net sales                                   $   365,293      $   453,667   $   379,167     $   327,148
  Gross profit                                     78,297          100,603        82,931          66,979
  Operating income (loss)                           2,149           16,712         6,350          (4,584)
  Income (loss) before extraordinary gain             653           10,153         3,853          (3,830)
  Net income (loss)                                   653           10,153         3,853          (2,031)

  Basic net income (loss) per share:
   Income (loss) before extraordinary gain    $      0.02      $      0.27   $      0.10    $     (0.10)
   Extraordinary gain                                  -                -             -            0.05
   Net income (loss)                          $      0.02      $      0.27   $      0.10    $     (0.05)

  Diluted net income (loss) per share:
   Income (loss) before extraordinary gain    $      0.02      $      0.23   $      0.10    $     (0.10)
   Extraordinary gain                                                                              0.05
   Net income (loss)                          $      0.02      $      0.23   $      0.10    $     (0.05)
--------------------------------------------- --------------- -------------- -------------- ---------------

In fiscal 2000 and 1999, the quarterly per share amounts do not sum to the per share amounts for the respective year-to-date periods due to differences in the weighted average number of shares outstanding in each quarterly reporting period versus the weighted average number of shares outstanding for the respective year-to-date periods.

Note 16 - Subsequent Events

On March 26, 2001, the Company entered into a commitment letter agreement to obtain up to an additional $50 million in term loan financing. The financing is documented as an amendment and restatement of the amended $250 million Credit Facility. The term loan is collateralized by the Company's eligible inventory, receivables and owned stores and is due on November 30, 2004. Interest on the term loan is payable monthly at a rate between 13.00% and 16.25% per annum. The Company is required to pay an anniversary fee of 3.0% and 2.5%, payable on the first and second anniversary dates of the closing, respectively, based on the outstanding borrowings on the term loan at each anniversary date. In addition, the Company paid a non-refundable commitment fee of $1,750,000 (3.5% of the notional amount) to execute the commitment letter.

On March 27, 2001, the Company communicated through a press release and conference call that it was reducing the previously announced number of HomeBase stores to be converted into the House2Home format, from approximately 67 to approximately 42. In doing so, the Company also made known that it will not reopen, at a future date, the remaining 47 HomeBase stores and instead will market the owned and leased properties for sale or sublease. Therefore, as part of the announcement on March 27, 2001, the Company projected an expected loss for the first quarter of fiscal 2001 to be in the range of $3.50 to $3.75, per diluted share, which reflects a charge of $90 to $100 million, net of taxes. This charge is composed of the projected net lease liability on leased stores and equipment, the write-down of impaired assets at the closing stores and a smaller component for severance costs associated with team members notified and released immediately following the announcement.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

PART III

Item 10. Directors and Executive Officers of the Registrant

The Company will file with the Securities and Exchange Commission a definitive Proxy Statement no later than 120 days after the close of its fiscal year ended January 27, 2001 (the "Proxy Statement"). The information required by this Item that is not set forth below or under the heading "Executive Officers of the Registrant" in Part I of this report is incorporated herein by reference to the Proxy Statement.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on 8-K

A. The Financial Statements and Financial Statement Schedules filed as part of this report are listed and indexed on page 17. Schedules other than those listed in the index have been omitted because they are not included elsewhere in this report.

B. Listed below are all exhibits filed as part of this report. Certain exhibits are incorporated by reference to documents previously filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

Exhibit No.    Exhibit
-------------- -----------------------------------------------------------------
3.1            Amended and Restated  Certificate of Incorporation of the Company
               (incorporated  herein by reference to the  Registrant's  Form S-8
               (#333-32473), dated July 30, 1997).
3.2            By-Laws, as Amended, of the Company  (incorporated herein by reference to the Registrant's Form S-8 (#333-32473), dated July
               30, 1997).
3.3            Amended and Restated By-laws  (incorporated  herein by reference to the Registrant's  Form 10-Q (File No. 1-10259), dated July 29,
               2000).
4.0            Instruments Defining Rights of Security Holders (See Exhibits
               3.1, 3.2, 4.7 and 10.13).
4.1            Specimen  Common  Stock  Certificate  (incorporated  herein by reference to the Registrant's
               Form S-3 (Registration No. 333-43789), dated February 10, 1998).
4.2            5.25%  Convertible  Subordinated  Note (Rule 144A)  (incorporated herein by reference to the  Registrant's  Form S-3  (Registration
               No. 333-43789), dated February 10, 1998).
4.3            5.25% Convertible Subordinated  Note (Regulation S) (incorporated herein by reference to the Registrant's Form S-3 (Registration
               No. 333-43789), dated February 10, 1998).
4.4            Indenture, dated as of November 10, 1997, between the Company and
               State  Street  Bank  and  Trust  Company  of   California,   N.A.
               (incorporated  herein by reference to the  Registrant's  Form S-3
               (Registration No. 333-43789), dated February 10, 1998).
4.5            Registration Rights Agreement,  dated as of November 10, 1997, by and between the Company and  Prudential  Securities  Incorporated
               (incorporated herein by  reference  to  the Registrant's Form S-3
               (Registration No. 333-43789), dated February 10, 1998).
4.6            Purchase  Agreement,  dated as of December 10, 1997,  between the
               Company  and  Prudential  Securities  Incorporated  (incorporated herein by reference to the  Registrant's  Form S-3  (Registration
               No. 333-43789), dated February 10, 1998).
4.7            Rights  Agreement  dated as of April 6, 1999 between the Company and First Chicago Trust Company of New York (incorporated  herein by  reference  to the  Registrant's  Form 8-A (Registration No.
               001-10259), dated April 6, 1999).
4.8            5.25% Convertible Subordinated Note (Registered)  (incorporated herein by reference to the Registrant's Form S-3 (Registration
               No. 333-43789), dated February 10, 1998).
10.0 *         Change of Control  Severance  Benefit  Plan for Key  Employees,
               dated January 28, 1998  (incorporated  herein by reference to the
               Registrant's Form S-3 (Registration No.
               333-43789), dated February 10, 1998).
10.1 *         HomeBase,   Inc.  1989  Stock   Incentive   Plan,  as  amended
               (incorporated  herein by reference to the Registrant's  Form 10-Q
               (File No. 1-10259), dated July 26, 1997).
10.2 *         Waban Inc. Executive  Retirement Plan  (incorporated  herein by reference to the Registrant's Form 10-K for the fiscal year ended
               January 29, 1994).
10.3 *         Waban Inc. Retirement Plan for Directors,  as amended September
               17, 1990  (incorporated  herein by reference to the  Registrant's
               Form 10-Q for the fiscal quarter ended October 27, 1990).
10.4 *         Waban Inc. General  Deferred  Compensation  Plan  (incorporated herein by reference to the Registrant's  Form 10-K for the fiscal year ended January 27, 1990).
10.5 *         Waban Inc.  Growth  Incentive  Plan,  as amended  (incorporated herein by reference to the Registrant's  Form 10-K for the fiscal year ended January 27, 1990).
10.6 *         Amendment  dated as of January 29, 1994 between the Company and
               The TJX  Companies,  Inc. to Executives  Services  Agreement with respect to Arthur F. Loewy  (incorporated  herein by reference to the Registrant's  Form 10-K for the fiscal year ended January 29,
               1994).
10.7 *         Employment  Agreement dated as of July 28, 1997 with Herbert J.
               Zarkin (incorporated herein by reference to the Registrant's Form
               10-Q (File No. 1-10259), dated July 26, 1997).
10.8 *         Employment  Agreement  dated as of July 28, 1997 with Edward J.
               Weisberger (incorporated herein by reference  to the Registrant's
               Form 10-Q (File No.  1-10259),  dated July 26, 1997).
10.9*          Employment  Agreement  dated as of July 28, 1997 with Allan P.
               Sherman  (incorporated  herein by reference  to the  Registrant's
               Form 10-Q (File No. 1-10259), dated October 25, 1997).
10.9.1 *       Loan  Agreement  dated as of  January  19,  1994 with  Allan P.
               Sherman  (incorporated  herein by reference  to the  Registrant's
               Form 10-K for the fiscal year ended January 29, 1994).
10.9.2 *       Promissory  Note  dated as of January  19,  1994 with Allan P.
               Sherman to the Company  (incorporated  herein by reference to the
               Registrant's  Form 10-K for the  fiscal  year ended  January  29,
               1994).
10.10 *        Employment Agreement,  dated as of July 28, 1997 with Thomas F.
               Gallagher  (incorporated  herein by reference to the Registrant's
               Form 10-Q (File No. 1-10259), dated July 26, 1997).
10.11 *        Employment  Agreement,  dated as of July 28,  1997 with  Scott
               Richards  (incorporated  herein by reference to the  Registrant's
               Form 10-Q (File No. 1-10259), dated July 26, 1997).
10.12 *        Employment Agreement, dated as of July 28, 1997 with William B.
               Langsdorf  (incorporated  herein by reference to the Registrant's
               Form 10-Q (File No. 1-10259), dated July 26, 1997).
10.13 *        Form of  Indemnification  Agreement between the Company and its officers and directors  (incorporated  herein by reference to the
               Registrant's  Form 10-K for the  fiscal  year ended  January  27,
               1990).
10.14 *        Form of Change  of  Control  Severance  Agreement  between  the
               Company  and  officers  of the  Company  (incorporated  herein by reference to the Registrant's Form 10-Q (File No.
               1-10259), dated July 26, 1997).
10.16 *        Waban Inc. 1995 Director Stock Option Plan (incorporated herein by reference to the  Registrant's  definitive  Proxy Statement on
               Schedule 14A (File No. 1-10259) for the Registrant's  1995 Annual
               Meeting of Stockholders).
10.17          Separation and Distribution Agreement, dated as of July 10, 1997, between the Company and BJ's Wholesale Club, Inc.  (incorporated herein by reference to the Registrant's Form 8-K (File No.
               1-10259), dated July 28, 1997).
10.18          Services  Agreement,  dated as of July 28,  1997,  between the
               Company and BJ's  Wholesale Club,  Inc.  (incorporated  herein by reference to the Registrant's  Form 8-K (File No. 1-10259), dated
               July 28, 1997).
10.19          Tax Sharing  Agreement,  dated as of July 28,  1997,  between the
               Company and BJ's Wholesale  Club,  Inc.  (incorporated  herein by reference to the Registrant's Form 8-K (File No.
               1-10259), dated July 28, 1997).
10.20 *        Employee Benefits Agreement, dated as of July 28, 1997, between the Company and BJ's Wholesale Club, Inc. (incorporated herein by reference to the Registrant's Form 8-K (File No. 1-10259),  dated
               July 28, 1997).
10.21 *        HomeBase,  Inc. 1997 Stock Incentive Plan (incorporated  herein by reference to the  Registrant's  Form 10-Q (File No.  1-10259),
               dated July 26, 1997).
10.22 *        Change of Control  Severance  Agreement,  dated August 31, 1998 with Herbert J. Zarkin  (incorporated  herein by reference to the
               Registrant's  Form 10-Q (File No.  1-10259),  dated  October  31,
               1998).
10.23 *        Employment Agreement,  dated June 1, 1998 with Allan P. Sherman
               (incorporated  herein by reference to the Registrant's  Form 10-Q
               (File No. 1-10259), dated October 31, 1998).
10.24 *        Change of Control  Severance  Agreement,  dated August 31, 1998 with Allan P.  Sherman  (incorporated  herein by reference to the
               Registrant's  Form 10-Q (File No.  1-10259),  dated  October  31,
               1998).
10.25 *        Change of Control  Severance  Agreement,  dated August 31, 1998 with Thomas F. Gallagher (incorporated herein by reference to the
               Registrant's  Form 10-Q (File No.  1-10259),  dated  October  31,
               1998).
10.26 *        Change of Control  Severance  Agreement,  dated August 31, 1998 with William B.  Langsdorf  (incorporated  herein by reference to the Registrant's Form 10-Q (File No. 1-10259),  dated October 31,
               1998).
10.27 *        Change of Control  Severance  Agreement,  dated August 31, 1998 with Scott L. Richards  (incorporated  herein by reference to the
               Registrant's  Form 10-Q (File No.  1-10259),  dated  October  31,
               1998).
10.28 *        Change of Control  Severance  Agreement,  dated August 31, 1998 with Edward J.  Weisberger  (incorporated  herein by reference to the Registrant's Form 10-Q (File No. 1-10259),  dated October 31,
               1998).
10.29 *        Change of Control  Severance  Benefit  Plan for Key  Employees,
               dated  August 31, 1998  (incorporated  herein by reference to the
               Registrant's  Form 10-Q (File No.  1-10259),  dated  October  31,
               1998).
10.30 *        HomeBase,  Inc.  Executive  Retirement  Plan,  First Amendment,
               dated  August 31, 1998  (incorporated  herein by reference to the
               Registrant's  Form 10-Q (File No.  1-10259),  dated  October  31,
               1998).
10.31 *        Equity Unit  Agreement,  dated February 8, 1999, with Thomas F.
               Gallagher  (incorporated  herein by reference to the Registrant's
               Form 10-K (File No. 1-10259), dated January 30, 1999).
10.32 *        Equity Unit Agreement,  dated February 8, 1999, with William B.
               Langsdorf  (incorporated  herein by reference to the Registrant's
               Form 10-K (File No. 1-10259), dated January 30, 1999).
10.33 *        Equity Unit  Agreement,  dated February 8, 1999,  with Scott L.
               Richards  (incorporated  herein by reference to the  Registrant's
               Form 10-K (File No. 1-10259), dated January 30, 1999).
10.34          Loan and Security Agreement dated December 3, 1999  (incorporated herein by reference to the Registrant's Form 10-K (File No.
               1-10259), dated January 29, 2000).
10.35 *        Replacement Equity Unit Agreement, dated December 9, 1999, with
               John  L.  Price   (incorporated   herein  by   reference  to  the
               Registrant's  Form 10-K (File No.  1-10259),  dated  January  29,
               2000).
10.36 *        Agreement  and  Release of All Claims  with Allan P.  Sherman, dated  March 2, 2000  (incorporated  herein by  reference  to the
               Registrant's  Form 10-K (File No.  1-10259),  dated  January  29,
               2000).
10.37 *        Amendment to Employment  Agreement,  dated March 2, 2000,  with
               Herbert  J.  Zarkin  (incorporated  herein  by  reference  to the
               Registrant's  Form 10-K (File No.  1-10259),  dated  January  29,
               2000).
10.38 *        Change of Control  Agreement,  dated as of May 31,  2000,  with
               Herbert  J.  Zarkin  (incorporated  herein  by  reference  to the
               Registrant's Form 10-Q (File No. 1-10259), dated April 29, 2000).
10.39 *        Form of  Indemnification  Agreement,  dated as of May 31, 2000, with  directors and executive  officers  (incorporated  herein by reference to the Registrant's Form 10-Q (File No.
               1-10259), dated April 29, 2000).
10.40 #        2001 Loan and Security Agreement, dated February 23, 2001


21.0 #         Subsidiaries of the Company.
23.0 #         Consent of Independent Accountants.


*              Management contract or other compensatory plan or arrangement.
#              Filed herewith.




               Reports on Form 8-K
               --------------------

               None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                HomeBase, Inc.


Dated April 23, 2001                            By: /s/  Herbert J. Zarkin
                                                    ----------------------------
                                                         Herbert J. Zarkin
                                                         Chairman of the Board,
                                                         President and
                                                         Chief Executive Officer


     Pursuant  to  the   requirements  of  the  Securities  Act  of  1934,  this
Registration Statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature              Title                               Date
--------------------------------------------------------------------------------

/s/ HERBERT J. ZARKIN         Chairman of the Board,              April 23, 2001
--------------------------    President, Chief Executive
    Herbert J. Zarkin         Officer of the Company and Director
                              (Principal Executive Officer)


/s/ WILLIAM B. LANGSDORF      Executive Vice President,           April 23, 2001
--------------------------    Chief Financial Officer
    William B. Langsdorf      (Principal Financial Officer and
                              Principal Accounting Officer)


/s/ JOHN D. BARR              Director                            April 23, 2001
--------------------------
    John D. Barr

/s/ ROBERT W. COX             Director                            April 23, 2001
--------------------------
    Robert W. Cox

/s/ HAROLD LEPPO              Director                            April 23, 2001
--------------------------
    Harold Leppo

/s/ ERNEST T. KLINGER         Director                            April 23, 2001
--------------------------
    Ernest T. Klinger

/s/ LORNE R. WAXLAX           Director                            April 23, 2001
--------------------------
    Lorne R. Waxlax

/s/ EDWARD J. WEISBERGER      Director                            April 23, 2001
--------------------------
    Edward J. Weisberger