Form 10-Q
period 2001-04-28
HOMEBASE INC
filed 2001-06-11
CIK 850316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q



                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                                Commission File Number
     April 28, 2001                                               1-10259

                                HomeBase(R), Inc.
             (Exact name of Registrant as specified in its charter)


                    DELAWARE                                     33-0109661
(State or other jurisdiction of incorporation or              (I.R.S. Employer
                 organization)                               Identification No.)

          3345 Michelson Drive
               Irvine, CA                                            92612
  (Address of principal executive offices)                        (Zip Code)

                                 (949) 442-5000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At May 26, 2001, there were 37,595,398 shares outstanding, excluding 270,400 shares held in treasury.

                         Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 HOMEBASE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                                            13 Weeks Ended
-------------------------------------------------------------- --- ---------------- --------------- ----------------
                                                                                      April 28,        April 29,
                                                                                         2001            2000
-------------------------------------------------------------- --- ---------------- --------------- ----------------

Net sales                                                                            $   266,190     $   365,767

Cost of goods sold                                                                       245,488         258,542
-------------------------------------------------------------- --- ---------------- --------------- ----------------
Gross profit                                                                              20,702         107,225

Selling, general and administrative expenses                                              67,124         112,763
Pre-opening expenses                                                                      11,654               -
Store closures and other charges                                                         146,271          (4,000)
-------------------------------------------------------------- --- ---------------- --------------- ----------------
Operating loss                                                                          (204,347)         (1,538)

Interest expense, net                                                                      1,439           1,133
-------------------------------------------------------------- --- ---------------- --------------- ----------------
Loss before income taxes                                                                (205,786)         (2,671)

Income tax benefit                                                                       (76,141)           (988)
-------------------------------------------------------------- --- ---------------- --------------- ----------------
Loss before extraordinary gain                                                          (129,645)         (1,683)

Extraordinary gain on early extinguishment of debt                                             -             576
-------------------------------------------------------------- --- ---------------- --------------- ----------------

Net loss                                                                             $  (129,645)    $    (1,107)
============================================================== === ================ =============== ================


Basic net loss per share:
    Loss before extraordinary gain                                                   $     (3.45)    $     (0.05)
    Extraordinary gain                                                                         -            0.02
-------------------------------------------------------------- --- ---------------- --------------- ----------------

    Net loss                                                                         $     (3.45)    $     (0.03)
============================================================== === ================ =============== ================

Diluted net loss per share:
    Loss before extraordinary gain                                                   $     (3.45)    $     (0.05)
    Extraordinary gain                                                                         -            0.02
-------------------------------------------------------------- --- ---------------- --------------- ----------------

    Net loss                                                                         $     (3.45)    $     (0.03)
============================================================== === ================ =============== ================


Shares used in computation of net loss per share:
    Basic                                                                                 37,595          37,604
    Diluted                                                                               37,595          37,604


        The accompanying notes are an integral part of these consolidated financial statements.

                                 HOMEBASE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                   (Unaudited)

----------------------------------------------------------------- ---------------- ----------------- ---------------
                                                                     April 28,       January 27,       April 29,
                                                                       2001              2001             2000
----------------------------------------------------------------- ---------------- ----------------- ---------------

ASSETS
   Current assets:
     Cash and cash equivalents                                      $   30,079        $   44,869       $   53,394
     Marketable securities                                                   -                 -           12,023
     Accounts receivable (net of allowance for doubtful
       accounts of $93, $93 and $66 respectively)                       10,003            12,449           23,144
     Merchandise inventories, net                                      119,495           213,352          393,073
     Deferred income taxes                                                   -                 -            5,423
     Prepaid expenses and other current assets                           6,018             3,047            8,497
     Refundable income taxes                                                 -             9,966                -
----------------------------------------------------------------- ---------------- ----------------- ---------------
   Total current assets                                                165,595           283,683          495,554

   Property and equipment, net                                         250,030           246,284          252,912
   Property under capital leases, net                                        -             4,320            4,649
   Deferred income taxes                                               117,076            44,403            6,920
   Other assets                                                         10,620             6,021            5,601
----------------------------------------------------------------- ---------------- ----------------- ---------------

   Total assets                                                     $  543,321        $  584,711       $  765,636
================================================================= ================ ================= ===============

LIABILITIES
   Current liabilities:
     Accounts payable                                               $   37,741        $   38,972       $  152,785
     HomeBase closure reserve                                           50,383                 -                -
     Accrued expenses and other current liabilities                     72,861            85,436           78,297
     Accrued income taxes                                                    -                 -              413
     Obligations under capital leases due within one year                  390               376              338
----------------------------------------------------------------- ---------------- ----------------- ---------------
   Total current liabilities                                           161,375           124,784          231,833

   Long-term debt                                                       90,182            90,182           90,182
   Obligations under capital leases, less portion due
     within one year                                                     7,561             7,664            7,951
   Noncurrent HomeBase closure reserve                                  61,406                 -                -
   Other noncurrent liabilities                                         27,793            37,443           41,956
----------------------------------------------------------------- ---------------- ----------------- ---------------
   Total liabilities                                                   348,317           260,073          371,922

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, par value $.01 per share; 190,000,000
     shares authorized; 37,865,798, 37,865,798 and
     37,873,548 shares issued and outstanding, respectively                379               379              379
   Additional paid-in capital                                          374,688           374,688          374,722
   Retained earnings (deficit)                                        (179,230)          (49,585)          19,712
   Common stock in treasury at cost, 270,400 shares                       (818)             (818)            (818)
   Unearned compensation                                                   (15)              (26)            (233)
   Unrealized holding losses                                                 -                 -              (48)
----------------------------------------------------------------- ---------------- ----------------- ---------------
   Total stockholders' equity                                          195,004           324,638          393,714
----------------------------------------------------------------- ---------------- ----------------- ---------------

   Total liabilities and stockholders' equity                       $  543,321        $  584,711       $  765,636
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

                                 HOMEBASE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                           13 Weeks Ended
------------------------------------------------------------------------- ------- ----------------------------------
                                                                                     April 28,        April 29,
                                                                                       2001              2000
------------------------------------------------------------------------- ------- ---------------- -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $   (129,645)       $  (1,107)
  Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization                                                      9,961            8,224
      Extraordinary gain on early extinguishment of debt                                     -             (914)
      Loss on property disposals                                                             -              113
      Amortization of discount on marketable securities                                      -               23
      Other non-cash items                                                                  11              109
      HomeBase closure reserve                                                         146,271                -
      Deferred income taxes                                                            (72,673)             189
    Increase (decrease) in cash due to changes in:
      Accounts receivable                                                                2,446            6,295
      Merchandise inventories                                                           93,857          (22,013)
      Prepaid expenses and other current assets                                         (2,971)          (3,990)
      Refundable income taxes                                                            9,966                -
      Other assets                                                                          64               85
      Accounts payable                                                                  (1,231)          43,962
      Restructuring reserve                                                               (130)            (477)
      Accrued expenses and other current liabilities                                   (14,562)           4,008
      Accrued income taxes                                                                   -             (222)
      Other noncurrent liabilities                                                      (9,650)          (6,088)
------------------------------------------------------------------------- ------- ---------------- -----------------

    Net cash provided by operating activities                                           31,714           28,197
------------------------------------------------------------------------- ------- ---------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sales of marketable securities                                                           -            3,000
    Property additions                                                                 (45,624)          (3,177)
    Property disposals                                                                   4,252                -
------------------------------------------------------------------------- ------- ---------------- -----------------

    Net cash used in investing activities                                              (41,372)            (177)
------------------------------------------------------------------------- ------- ---------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Early extinguishment of long-term debt                                                   -           (1,271)
    Repayment of capital lease obligations                                                 (89)             (78)
    Debt issuance costs                                                                 (5,043)             (24)
------------------------------------------------------------------------- ------- ---------------- -----------------

    Net cash used in financing activities                                               (5,132)          (1,373)
------------------------------------------------------------------------- ------- ---------------- -----------------

    Net increase (decrease) in cash and cash equivalents                               (14,790)          26,647
    Cash and cash equivalents at beginning of year                                      44,869           26,747
------------------------------------------------------------------------- ------- ---------------- -----------------

    Cash and cash equivalents at end of period                                    $     30,079         $ 53,394
========================================================================= ======= ================ =================


Supplemental cash flow information:
    Interest paid                                                                 $      2,863         $  2,951
    Income taxes paid                                                                        -              108
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

                                 HOMEBASE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)

----------------------------- ----------------- ----------- -------------- ----------- ------------------ ----------- --------------
                                                                           Unrealized
                                Common Stock     Additional                  Holding      Treasury Stock                   Total
                              -----------------   Paid-In      Unearned       Gains    ------------------  Retained    Stockholders'
                               Shares   Amount    Capital    Compensation    (Losses)   Shares   Amount    Earnings        Equity
----------------------------- -------- -------- ----------- -------------- ----------- -------- --------- ----------- --------------

Balance, January 29, 2000      37,875   $  379  $  374,728    $     (348)  $     (74)    (270)  $  (818)  $   20,819  $    394,686
  Net loss                          -        -           -             -           -        -         -       (1,107)       (1,107)
  Unrealized holding gains          -        -           -             -          26        -         -            -            26
  Amortization of retricted
     stock grants                   -        -           -           110           -        -         -            -           110
  Cancellation of
     restricted stock grants       (1)       -          (6)            5           -        -         -            -            (1)
----------------------------- -------- -------- ----------- -------------- ----------- -------- --------- ----------- --------------

Balance, April 29, 2000        37,874   $  379  $  374,722    $     (233)   $    (48)    (270)   $ (818)  $   19,712  $    393,714
============================= ======== ======== =========== ============== =========== ======== ========= =========== ==============


----------------------------- ----------------- ----------- -------------- ----------- ------------------ ----------- --------------
                                                                           Unrealized
                                Common Stock     Additional                  Holding      Treasury Stock                   Total
                              -----------------   Paid-In      Unearned       Gains    ------------------  Retained    Stockholders'
                               Shares   Amount    Capital    Compensation    (Losses)   Shares   Amount    Earnings        Equity
----------------------------- -------- -------- ----------- -------------- ----------- -------- --------- ----------- --------------

Balance, January 27, 2001      37,866   $  379  $  374,688    $      (26)  $       -     (270)  $  (818)  $  (49,585) $    324,638
  Net loss                          -        -           -             -           -         -        -     (129,645)     (129,645)
  Amortization of restricted
     stock grants                   -        -           -            11           -         -        -            -            11
----------------------------- -------- -------- ----------- -------------- ----------- -------- --------- ----------- --------------

Balance, April 28, 2001        37,866   $  379  $  374,688    $      (15)   $      -     (270)  $  (818)  $ (179,230) $    195,004
============================= ======== ======== =========== ============== =========== ======== ========= =========== ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 HOMEBASE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair statement of the results have been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 27, 2001. The January 27, 2001 balances reported herein are derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 27, 2001.

During fiscal 2000, the Company converted five of its HomeBase stores to test the new House2HomeTM home decorating superstore concept. In announcements in December 2000, and subsequently refined in March 2001, the Company outlined a program by which it would convert another 37 HomeBase stores into the House2Home format by the end of July 2001, and close the remaining 47 HomeBase stores. The conversion program is expected to require a cash outlay of approximately $5.5 million per store for hiring, training, marketing and other pre-opening expenses, for store remodeling, and the investment, net of payables, in new inventory. While there can be no assurance that the new business format will be successful, the Company believes that the conversion to House2Home will return the Company to profitability during fiscal 2002. In addition, the Company believes that it has sufficient financial resources available to complete the conversion process announced. These resources include approximately $180 million in net cash from the liquidation of inventory at all remaining HomeBase stores, borrowings from the credit facility, proceeds from the sale of owned locations not identified for conversion and from cash on hand.

The results for the interim periods are not necessarily indicative of results for the full fiscal year because, among other things, the Company's business is subject to seasonal influences. Sales and earnings for the Company have typically been higher in the second and third quarters of the fiscal year, which include the most active seasons for home improvement sales and lower in the first and fourth quarters.

The fiscal years ending January 26, 2002 and January 27, 2001 are referred to herein as "fiscal 2001" and "fiscal 2000", respectively. The 13 weeks ended April 28, 2001 and April 29, 2000 are referred to herein as the "first quarter of fiscal 2001" and the "first quarter of fiscal 2000", respectively.

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

Note 4 - Interest Expense, Net

Interest expense is presented net of interest and investment income of $0.7 million and $0.8 million in the first quarter of fiscal 2001 and fiscal 2000, respectively.

Note 5 - Net Loss Per Share

The following is a reconciliation of the numerator and the denominator used in the calculation of net loss per share:

                                                                                 13 Weeks Ended
---------------------------------------------------------------------------------------- -----------------
                                                                           April 28,        April 29,
(In thousands)                                                               2001              2000
---------------------------------------------------------------------------------------- -----------------

Numerator:
   Loss before extraordinary gain                                         $ (129,645)      $   (1,683)
   Extraordinary gain                                                              -              576
----------------------------------------------------------------------- ---------------- -----------------
   Numerator for basic net loss per share                                   (129,645)          (1,107)

Effect of dilutive securities:
   5.25% convertible subordinated notes                                            -                -
----------------------------------------------------------------------- ---------------- -----------------

   Numerator for diluted net loss per share                              $  (129,645)     $    (1,107)
======================================================================= ================ =================

                                                                                 13 Weeks Ended
----------------------------------------------------------------------------------------------------------
                                                                           April 28,        April 29,
(In thousands)                                                               2001              2000
---------------------------------------------------------------------------------------- -----------------

Denominator:
   Denominator for basic net loss per share - weighted
     average shares                                                           37,595           37,604

Effect of dilutive securities:
   Employee stock options                                                          -                -
   Assumed conversion of 5.25% convertible
     subordinated notes                                                            -                -
----------------------------------------------------------------------- ---------------- -----------------

   Denominator for diluted net loss per share -
     weighted average shares                                                  37,595           37,604
======================================================================= ================ =================

Note 6 - Supplemental Balance Sheet Information

Property and equipment consists of the following:

----------------------------------------------------- ----------------- ---------------- -----------------
                                                         April 28,        January 27,       April 29,
(In thousands)                                              2001             2001              2000
----------------------------------------------------- ----------------- ---------------- -----------------

Land and buildings                                     $    162,303      $    159,768     $      157,958
Leasehold improvements                                       94,015            82,062             72,725
Furniture, fixtures and equipment                           160,474           184,808            172,908
----------------------------------------------------- ----------------- ---------------- -----------------
                                                            416,792           426,638            403,591
Accumulated depreciation                                   (166,762)         (180,354)          (150,679)
----------------------------------------------------- ----------------- ---------------- -----------------

Property and equipment, net                            $    250,030      $    246,284     $      252,912
===================================================== ================= ================ =================

Property under capital leases consists of the following:

----------------------------------------------------- ----------------- ---------------- -----------------
                                                         April 28,        January 27,       April 29,
(In thousands)                                              2001             2001              2000
----------------------------------------------------- ----------------- ---------------- -----------------

Property under capital leases                          $     5,450       $     9,696      $     9,696
Accumulated amortization                                    (5,450)           (5,376)          (5,047)
----------------------------------------------------- ----------------- ---------------- -----------------

Property under capital leases, net                     $         -       $     4,320      $     4,649
===================================================== ================= ================ =================

Note 7 - HomeBase Closure Reserve

On March 27, 2001, the Company announced it would modify its House2Home expansion program by reducing the number of store conversions. Under the revised schedule, 47 HomeBase stores will close permanently. As a result, the Company recognized a pre-tax charge of approximately $146.3 million in the first quarter of fiscal 2001 consisting of $91.2 million for post-closing occupancy costs, a $12.6 million estimated loss on the sale of owned properties, $41.0 million for the write down of fixed assets associated with the stores that will not be converted, and $1.5 million in severance for a related reduction in corporate personnel.

The carrying value of long-lived assets are evaluated whenever changes in circumstances indicate the carrying value of such assets may not be recoverable. Such a change occurred when the Company decided to reduce the number of store conversions. In performing such reviews for recoverability, the Company compares the expected cash flows to the carrying value of long-lived assets. If the expected future cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount and their estimated fair value. Fair value is estimated using property appraisals performed by a third party and the estimated salvage value of fixed assets.

The following is a summary of the HomeBase closure reserve:

----------------------------------------------------------------------------------------------------------

(In thousands)
----------------------------------------------------------------------------------------------------------

Beginning Balance                                                                         $   146,271

   Post-closing occupancy costs                                                                 1,449
   Fixed asset write-off                                                                      (35,388)
   Severance                                                                                     (543)
----------------------------------------------------------------------------------------------------------

Balance, April 28, 2001                                                                   $   111,789
==========================================================================================================

Note 8 - Restructuring Reserve and Store Closures and Other Charges Reserve

-------------------------------------------------------------------- ------------------ ------------------
                                                                                           Fiscal 1997
                                                                        Fiscal 1993      Store Closures
                                                                       Restructuring        and Other
(In thousands)                                                            Reserve        Charges Reserve
-------------------------------------------------------------------- ------------------ ------------------

Balance, January 27, 2001                                              $    2,139         $     3,795

Cash expenditures incurred during the period                                 (130) (1)           (275) (1)
-------------------------------------------------------------------- ------------------ ------------------

Balance, April 28, 2001                                                $    2,009  (2)    $     3,520  (3)
==================================================================== ================== ==================

(1)   Cash expenditures during the 13 weeks ended April 28, 2001 consisted primarily of lease obligations on closed facilities and other related operating costs.
(2)   The ending balance consists primarily of lease obligations on closed facilities, which extend through 2006.
(3)   The ending balance consists primarily of lease obligations on closed facilities, which extend through 2002.

Note 9 - Segment Information

Beginning  with  this  interim  report,  HomeBase,  Inc.  has met the  reporting
requirements  under  Statement  of  Financial   Accounting  Standards  No.  131,
"Disclosure about Segments of an Enterprise and Related Information."

The Company's operations are organized along its merchandising concepts and include two segments, HomeBase and House2Home. The accounting policies of the segments are the same as those described in the summary of accounting policies in Note 2 of the Company's Form 10-K for the fiscal year ended January 27, 2001.

In December 2000, the Company initiated a broad expansion of the company's new House2Home retail concept, reflecting a change in corporate focus toward the home decorating retail market. Under the program, the Company is converting an additional 37 of its HomeBase stores to the House2Home format. As of April 28, 2001, the Company had five House2Home stores as well as 37 HomeBase stores still open and operating liquidation sales.

The following is financial information by segment:

----------------------------------------------------------------------- ---------------- -----------------
                                                                           April 28,        April 29,
(In thousands)                                                               2001              2000
----------------------------------------------------------------------- ---------------- -----------------

Sales:
     HomeBase                                                            $    250,092     $    365,767
     House2Home                                                                16,098                -
----------------------------------------------------------------------- ---------------- -----------------

Net Sales                                                                $    266,190     $    365,767
======================================================================= ================ =================

Operating income (loss):
     HomeBase store operating income (loss)                              $    (17,346)    $      6,397
     House2Home store operating loss                                           (1,779)               -
     General and administrative and other                                    (185,222)          (7,935)
----------------------------------------------------------------------- ---------------- -----------------

Operating Loss                                                           $   (204,347)    $     (1,538)
======================================================================= ================ =================

Assets:
     HomeBase                                                            $    295,357     $    671,474
     House2Home                                                               168,868                -
     Corporate and other                                                       79,096           94,162
----------------------------------------------------------------------- ---------------- -----------------

Total Assets                                                             $    543,321     $    765,636
======================================================================= ================ =================

Note 10 - Subsequent Event

On May 10, 2001, the Company completed an amendment to its existing $250 million credit facility agreement, obtaining an additional $45 million in financing. The proceeds received on May 10, 2001 will be applied towards capital expenditures, pre-opening expenses and inventory purchases for the opening of its House2Home concept.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organization and Presentation

The fiscal years ending January 26, 2002 and January 27, 2001 are referred to herein as "fiscal 2001" and "fiscal 2000," respectively. The 13 weeks ended April 28, 2001 and April 29, 2000 are referred to herein as the "first quarter of fiscal 2001" and the "first quarter of fiscal 2000," respectively.

The following table presents the results of operations for the periods indicated as a percentage of net sales.

                                                                                 13 Weeks Ended
----------------------------------------------------------------------- ----------------------------------
                                                                           April 28,        April 29,
                                                                             2001              2000
----------------------------------------------------------------------- ---------------- -----------------
Net sales                                                                     100.0%           100.0%

Cost of goods sold                                                             92.2             70.7
----------------------------------------------------------------------- ---------------- -----------------
Gross profit                                                                    7.8             29.3

Selling, general and administrative expenses                                   25.2             30.8
Pre-opening expenses                                                            4.4                -
Store closures and other charges                                               55.0             (1.1)
----------------------------------------------------------------------- ---------------- -----------------
Operating loss                                                                (76.8)            (0.4)

Interest expense, net                                                           0.5              0.3
----------------------------------------------------------------------- ---------------- -----------------
Loss before income taxes                                                      (77.3)            (0.7)

Income tax benefit                                                            (28.6)            (0.2)
----------------------------------------------------------------------- ---------------- -----------------
Loss before extraordinary gain                                                (48.7)            (0.5)

Extraordinary gain on early extinguishment of debt                                -             (0.2)
----------------------------------------------------------------------- ---------------- -----------------

Net loss                                                                      (48.7)%           (0.3)%
======================================================================= ================ =================

Net Sales

Net sales for the first quarter of fiscal 2001 were $266.2 million, compared with $365.8 million for the first quarter of fiscal 2000. At April 28, 2001, there were five House2HomeTM stores in operation and 37 HomeBase warehouse stores in various stages of liquidation, compared to the 88 HomeBase warehouse stores in operation during the same period a year ago. Net sales will continue to decline in total until all HomeBase warehouse stores are closed and House2Home stores are opened. With the conversion of the Company to the House2Home format, it is expected that the second and third quarters will be seasonally the strongest for sales and earnings, followed by the fourth quarter and then the first quarter.

Gross Profit

Gross profit for the first quarter of fiscal 2001 was $20.7 million, or 7.8% of net sales, and reflects zero margins on HomeBase liquidation sales. The results also include gross profit of 36.5% at the five House2Home stores. During the quarter, fixed costs for the distribution facilities disproportionately impacted the five stores. The impact of these costs is expected to lessen in future periods with the opening of additional House2Home stores. Gross profit last year reflected normal product margins at the 88 HomeBase warehouse stores in operation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") were $67.1 million, or 25.2% of net sales, for the first quarter of fiscal 2001 and $112.8 million, or 30.8% of net sales, for the first quarter of fiscal 2000. SG&A expenses for the current fiscal period reflect costs for the remaining HomeBase warehouse stores, the five House2Home stores and corporate overhead. SG&A costs were lower as a percent to sales due to reimbursement of store operating and occupancy expenses from a liquidator for HomeBase warehouse stores holding liquidation sales. Buying and occupancy costs, which were formerly reported as part of gross profit, are now included in SG&A expenses beginning with the first quarter of fiscal 2001. The presentation of prior year amounts has been reclassified to conform to the current year presentation.

Pre-opening Expenses

Pre-opening expenses for the first quarter of fiscal 2001 were $11.7 million and are attributable to the impending openings of 37 House2Home stores, beginning in May 2001.

Store Closures and Other Charges

On March 27, 2001, the Company announced it would modify its House2Home expansion program by reducing the number of store conversions. Under the revised schedule, 47 HomeBase warehouse stores would close permanently. As a result, the Company recognized an up-front charge in the first quarter of fiscal 2001 of $146.3 million, primarily for post-closing occupancy costs, the write-down of fixed assets associated with the stores that will not be converted and severance for a reduction in corporate personnel. Last year's credit reflected a reversal of reserves for a closed store which reopened as a House2Home test store and another store for which a favorable lease termination was negotiated

Interest Expense, Net

Interest expense, net, was $1.4 million for the first quarter of fiscal 2001 versus $1.1 million for the first quarter of fiscal 2000 and is presented net of interest and investment income of $0.7 million and $0.8 million, respectively. The increase in interest on debt is the result of higher commitment fees and amortization of new debt issuance costs associated with the amendment to the $250 million credit facility, effective February 2001.

Income Tax Benefit

The income tax rate was 37.0% for fiscal 2001 and fiscal 2000 and reflects the realization of certain federal income tax credits.

Net Loss

The net loss for the first quarter of fiscal 2001 was $129.6 million, or $3.45 per diluted share, compared with a net loss of $1.1 million, or $0.03 per diluted share, in the comparable prior year period. The net loss for the first quarter of fiscal 2001 reflects an after-tax charge of $92.2 million, or $2.45 per diluted share, associated with the permanent closure of 47 HomeBase warehouse stores.

The net loss for the first quarter of fiscal 2000 included an extraordinary after-tax gain of $0.6 million, or $0.02 per diluted share, associated with the Company's repurchase of its convertible notes.

Liquidity and Capital Resources

On December 5, 2000, HomeBase, Inc. initiated a broad expansion of the Company's House2Home retail concept, reflecting a change in corporate focus toward the home decorating retail market.

The Company announced that it planned to exit the home improvement sector, converting 37 of its remaining HomeBase stores to the House2Home format and closing the balance of the stores. The store conversion, as announced and later revised, was planned to roll out in a staggered, multi-phase schedule and be completed around the end of July 2001. In total, the Company expects to operate 42 House2Home stores at the end of fiscal 2001 after closing 47 HomeBase warehouse stores.

The Company expects to net approximately $180 million, after expenses, from inventory liquidations at the 84 HomeBase warehouse stores which began on December 5, 2000 and is expected to end in June 2001. As of April 28, 2001, the Company had completed liquidation sales at 47 HomeBase stores with the remaining 37 stores in various stages of liquidation. The capital requirements associated with the conversion are approximately $5.5 million, on average, per store, to remodel, hire and train staff, purchase inventory and market each House2Home store. Of the 37 House2Home stores scheduled to open around the end of July 2001, 17 stores were grand opened on Memorial Day weekend throughout the greater Los Angeles metropolitan area.

On February 23, 2001, the Company amended its $250 million credit facility to provide added flexibility to support the conversion program by adding the Company's unencumbered owned stores to the collateral base to increase the borrowing availability. Subsequently, on May 10, 2001, the Company completed a second amendment to the credit facility agreement and obtained an additional $45 million in financing, the proceeds of which will be applied toward opening the new retail concept. The company expects to borrow no more than approximately $110 million, including the additional $45 million obtained on May 10, 2001, and anticipates paying off virtually all of its credit facility borrowings by the end of the next calendar year.

The Company believes that its current resources, cash flow from liquidation sales, cash flows from operations and amounts available under its revolving credit facility and other financing will be sufficient to support its House2Home conversion program and meet its cash requirements through January 26, 2002.

At April 28, 2001, the Company had $30.1 million in cash and cash equivalents. At that date, there were no borrowings under the Company's $250 million revolving credit facility and letters of credit outstanding were $10.6 million.

Restructuring Reserve and Store Closures and Other Charges Reserve

As of January 27, 2001, $2.1 million of the fiscal 1993 Restructuring Reverse remained accrued on the Company's consolidated balance sheet. During the 13 weeks ended April 28, 2001, the Company incurred cash expenditures of $0.1 million primarily related to lease obligations on a closed facility. As of April 28, 2001, $2.0 million remained accrued on the Company's consolidated balance sheet, consisting primarily of lease obligations on a closed facility, which extend through 2006.

As of January 27, 2001, $3.8 million of the fiscal 1997 Store Closures and Other Charges Reserve remained accrued on the Company's consolidated balance sheet. During the 13 weeks ended April 28, 2001, the Company incurred cash expenditures of $0.3 million, primarily related to lease obligations on a closed facility. As of April 28, 2001, $3.5 million remained accrued on the Company's consolidated balance sheet, consisting primarily of lease obligations on a closed facility, which extend through 2002.


================================================================================
  Forward-Looking Information
--------------------------------------------------------------------------------
This report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, the words "believe," "estimate," "expect," "anticipate," "plans," and similar expressions are intended to identify forward-looking statements. For this purpose any matters discussed in this document that include forward-looking statements involve risks and uncertainties that could cause results to differ materially from those expressed. Such risks and uncertainties include, but are not limited to: a change in the on-going sales trends at House2Home stores; if House2Home fails to become a substantial growth opportunity for the Company, thereby decreasing the potential to increase returns and shareholder value; the accuracy of all assumptions upon which the Company's estimates are based, including those related to the Company's ability to limit the amount of borrowings and to repay outstanding credit facility borrowings by the end of the next calendar year; the Company's ability to successfully complete its HomeBase store inventory liquidation program by the end of June 2001 and its House2Home conversion program by the end of July 2001; the competitive marketplace; economic conditions in the Company's markets and the factors set forth in the Company's annual report on Form 10-K for the fiscal year ended January 27, 2001 under the heading "Risk Factors" and in the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof.
================================================================================

                           Part II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a)   Exhibits

        10.41 2001 Amended and Restated Loan and Security Agreement, dated May 10, 2001.

   b)   Reports on Form 8-K

        None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     HomeBase, Inc.



     Date:    June 11, 2001                      /s/ HERBERT J. ZARKIN
              --------------------               -------------------------------
                                                     Herbert J. Zarkin
                                                     Chairman of the Board,
                                                     President and Chief
                                                     Executive Officer


     Date:    June 11, 2001                      /s/ WILLIAM B. LANGSDORF
              --------------------               -------------------------------
                                                     William B. Langsdorf
                                                     Executive Vice President
                                                     and Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)