Form 10-Q
period 2001-07-28
HOMEBASE INC
filed 2001-09-07
CIK 850316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q



                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                                Commission File Number
      July 28, 2001                                             1-10259

                                HomeBase(R), Inc.
             (Exact name of Registrant as specified in its charter)


                  DELAWARE                                       33-0109661
(State or other jurisdiction of incorporation or              (I.R.S. Employer
                organization)                                Identification No.)

           3345 Michelson Drive
                Irvine, CA                                          92612
  (Address of principal executive offices)                        (Zip Code)

                                 (949) 442-5000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At August 25, 2001, there were 37,596,435 shares outstanding, excluding 270,400 shares held in treasury.

                         Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 HOMEBASE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

-------------------------------------------------- -------------------------------- --------------------------------
                                                           13 Weeks Ended                   26 Weeks Ended
-------------------------------------------------- -------------------------------- --------------------------------
                                                      July 28,        July 29,         July 28,        July 29,
                                                        2001            2000             2001            2000
-------------------------------------------------- --------------- ---------------- --------------- ----------------

Net sales                                           $   144,826     $   407,068      $   411,016     $   772,835

Cost of goods sold                                      115,743         292,045          361,231         550,587
-------------------------------------------------- --------------- ---------------- --------------- ----------------

Gross profit                                             29,083         115,023           49,785         222,248

Selling, general and administrative expenses             58,566         111,152          125,690         223,915
Pre-opening expenses                                     26,307             753           37,961             753
Store closures and other charges                              -               -          146,271          (4,000)
-------------------------------------------------- --------------- ---------------- --------------- ----------------

Operating income (loss)                                 (55,790)          3,118         (260,137)          1,580

Interest expense, net                                     3,955             825            5,394           1,958
-------------------------------------------------- --------------- ---------------- --------------- ----------------

Income (loss) before income taxes                       (59,745)          2,293         (265,531)           (378)

Income tax provision (benefit)                          (22,105)            846          (98,246)           (142)
-------------------------------------------------- --------------- ---------------- --------------- ----------------

Income (loss) before extraordinary gain                 (37,640)          1,447         (167,285)           (236)

Extraordinary gain on early extinguishment of debt            -               -                -             576
-------------------------------------------------- --------------- ---------------- --------------- ----------------

Net income (loss)                                   $   (37,640)    $     1,447      $  (167,285)    $       340
================================================== =============== ================ =============== ================


Basic net income (loss) per share:
    Income (loss) before extraordinary gain         $     (1.00)    $      0.04      $     (4.45)    $     (0.01)
    Extraordinary gain                                        -               -                -            0.02
-------------------------------------------------- --------------- ---------------- --------------- ----------------

    Net income (loss)                               $     (1.00)    $      0.04      $     (4.45)    $      0.01
================================================== =============== ================ =============== ================

Diluted net income (loss) per share:
    Income (loss) before extraordinary gain         $     (1.00)    $      0.04      $     (4.45)    $     (0.01)
    Extraordinary gain                                        -               -                -            0.02
-------------------------------------------------- --------------- ---------------- --------------- ----------------

    Net income (loss)                               $     (1.00)    $      0.04      $     (4.45)    $      0.01
================================================== =============== ================ =============== ================


Shares used in computation of net income (loss) per share:
    Basic                                                37,595          37,600           37,595          37,602
    Diluted                                              37,595          37,600           37,595          37,602


        The accompanying notes are an integral part of these consolidated financial statements.

                                 HOMEBASE, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                   (Unaudited)

------------------------------------------------------------------ ---------------- --------------- ----------------
                                                                      July 28,       January 27,       July 29,
                                                                        2001             2001            2000
------------------------------------------------------------------ ---------------- --------------- ----------------

ASSETS
   Current assets:
     Cash and cash equivalents                                       $    3,325        $   44,869     $   43,265
     Marketable securities                                                    -                 -          8,815
     Accounts receivable (net of allowance for doubtful
       accounts of $82, $93 and $82, respectively)                        8,987            12,449         26,826
     Merchandise inventories, net                                       149,340           213,352        382,279
     Deferred income taxes                                                    -                 -          5,278
     Prepaid expenses and other current assets                            2,139             3,047          3,319
     Refundable income taxes                                                  -             9,966              -
------------------------------------------------------------------ ---------------- --------------- ----------------
   Total current assets                                                 163,791           283,683        469,782

   Property and equipment, net                                          173,384           246,284        252,070
   Property held for sale, net                                           80,567                 -              -
   Property under capital leases, net                                         -             4,320          4,539
   Deferred income taxes                                                139,121            44,403          7,040
   Other assets                                                          11,671             6,021          5,286
------------------------------------------------------------------ ---------------- --------------- ----------------

   Total assets                                                      $  568,534        $  584,711     $  738,717
================================================================== ================ =============== ================

LIABILITIES
   Current liabilities:
     Short term debt                                                 $   80,510       $        -      $        -
     Accounts payable                                                    47,275            38,972        124,783
     HomeBase closure reserve                                            27,121                 -              -
     Accrued expenses and other current liabilities                      74,292            85,436         77,057
     Accrued income taxes                                                     -                 -          1,241
     Obligations under capital leases due within one year                   403               376            350
------------------------------------------------------------------ ---------------- --------------- ----------------
   Total current liabilities                                            229,601           124,784        203,431

   Long-term debt                                                        90,182            90,182         90,182
   Obligations under capital leases, less portion due
     within one year                                                      7,455             7,664          7,859
   Noncurrent HomeBase closure reserve                                   55,865                 -              -
   Other noncurrent liabilities                                          28,052            37,443         41,998
------------------------------------------------------------------ ---------------- --------------- ----------------
   Total liabilities                                                    411,155           260,073        343,470

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, par value $.01 per share; 190,000,000
     shares authorized; 37,866,835, 37,865,798 and
     37,867,798 shares issued and outstanding, respectively                 379               379            379
   Additional paid-in capital                                           374,692           374,688        374,697
   Retained earnings (deficit)                                         (216,870)          (49,585)        21,159
   Common stock in treasury at cost, 270,400 shares                        (818)             (818)          (818)
   Unearned compensation                                                     (4)              (26)          (143)
   Unrealized holding losses                                                  -                 -            (27)
------------------------------------------------------------------ ---------------- --------------- ----------------
   Total stockholders' equity                                           157,379           324,638        395,247
------------------------------------------------------------------ ---------------- --------------- ----------------

   Total liabilities and stockholders' equity                        $  568,534        $  584,711     $  738,717
================================================================== ================ =============== ================


        The accompanying notes are an integral part of these consolidated financial statements.

                                 HOMEBASE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

------------------------------------------------------------------------- --------- --------------------------------
                                                                                             26 Weeks Ended
------------------------------------------------------------------------- --------- --------------------------------
                                                                                       July 28,        July 29,
                                                                                         2001            2000
------------------------------------------------------------------------- --------- --------------- ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                 $   (167,285)      $     340
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                                       15,272          16,079
      Extraordinary gain on early extinguishment of debt                                       -            (914)
      (Gain) loss on property disposals                                                   (5,696)            727
      Other non-cash items                                                                    22             221
      HomeBase closure reserve                                                            99,877               -
      Deferred income taxes                                                              (94,718)            214
    Increase (decrease) in cash due to changes in:
      Accounts receivable                                                                  3,462           2,613
      Merchandise inventories                                                             64,012         (11,219)
      Prepaid expenses and other current assets                                              908           1,188
      Refundable income taxes                                                              9,966               -
      Other assets                                                                        (1,535)            232
      Accounts payable                                                                     8,303          15,960
      Accrued expenses and other current liabilities                                      17,677           2,591
      Accrued income taxes                                                                     -             606
      Other noncurrent liabilities                                                        (9,391)         (6,346)
------------------------------------------------------------------------- --------- --------------- ----------------

    Net cash provided by (used in) operating activities                                  (59,126)         22,292
------------------------------------------------------------------------- --------- --------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sales of marketable securities                                                             -           6,205
    Property additions                                                                   (76,772)        (10,610)
    Property disposals                                                                    19,460              84
------------------------------------------------------------------------- --------- --------------- ----------------

    Net cash used in investing activities                                                (57,312)         (4,321)
------------------------------------------------------------------------- --------- --------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Early extinguishment of long-term debt                                                     -          (1,271)
    Short term debt borrowings                                                            45,000               -
    Credit facility borrowings, net                                                       35,510               -
    Repayment of capital lease obligations                                                  (182)           (158)
    Proceeds from sale and issuance of common stock                                            4               -
    Debt issuance costs                                                                   (5,438)            (24)
------------------------------------------------------------------------- --------- --------------- ----------------

    Net cash provided by (used in) financing activities                                   74,894          (1,453)
------------------------------------------------------------------------- --------- --------------- ----------------

    Net increase (decrease) in cash and cash equivalents                                 (41,544)         16,518
    Cash and cash equivalents at beginning of year                                        44,869          26,747
------------------------------------------------------------------------- --------- --------------- ----------------

    Cash and cash equivalents at end of period                                      $      3,325        $ 43,265
========================================================================= ========= =============== ================


Supplemental cash flow information:
    Interest paid                                                                   $      4,101        $  1,521
    Income taxes paid                                                                          4             100
========================================================================= ========= =============== ================


        The accompanying notes are an integral part of these consolidated financial statements.

                                 HOMEBASE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)

----------------------------- ------------------ ----------- -------------- ---------- ------------------ ----------- --------------
                                                                            Unrealized
                                 Common Stock     Additional                  Holding    Treasury Stock                    Total
                              ------------------   Paid-In      Unearned       Gains    -----------------  Retained    Stockholders'
                               Shares    Amount    Capital    Compensation    (Losses)  Shares   Amount    Earnings       Equity
----------------------------- --------- -------- ----------- -------------- ---------- -------- --------- ----------- --------------

Balance, January 29, 2000       37,875   $  379  $  374,728    $     (348)  $    (74)     (270)  $  (818)  $  20,819  $    394,686

  Net income                         -        -           -             -          -         -         -         340           340
  Unrealized holding gains           -        -           -             -         47         -         -           -            47
  Amortization of restricted
     stock grants                    -        -           -           184          -         -         -           -           184

  Cancellation of restricted
     stock grants                   (7)       -         (31)           21          -         -         -           -           (10)
----------------------------- --------- -------- ----------- -------------- ---------- -------- --------- ----------- --------------

Balance, July 29, 2000          37,868   $  379  $  374,697    $     (143)   $   (27)     (270)   $ (818)  $  21,159  $    395,247
============================= ========= ======== =========== ============== ========== ======== ========= =========== ==============



----------------------------- ------------------ ----------- -------------- ---------- ------------------ ----------- --------------
                                                                            Unrealized
                                 Common Stock     Additional                  Holding    Treasury Stock                    Total
                              ------------------   Paid-In      Unearned       Gains    -----------------  Retained    Stockholders'
                               Shares    Amount    Capital    Compensation    (Losses)  Shares   Amount    Earnings       Equity
----------------------------- --------- -------- ----------- -------------- ---------- -------- --------- ----------- --------------

Balance, January 27, 2001       37,866   $  379  $  374,688    $      (26)  $      -      (270)   $ (818)  $ (49,585) $    324,638

  Net loss                           -        -           -             -          -         -         -    (167,285)     (167,285)
  Exercise of stock options          1        -           4             -          -         -         -           -             4
  Amortization of restricted
     stock grants                    -        -           -            22          -         -         -           -            22
----------------------------- --------- -------- ----------- -------------- ---------- --------- -------- ----------- --------------

Balance, July 28, 2001          37,867   $  379  $  374,692    $       (4)   $     -      (270)   $ (818)  $(216,870) $    157,379
============================= ========= ======== =========== ============== ========== ========= ======== =========== ==============


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

During fiscal 2000, the Company converted five of its HomeBase stores to test the new House2HomeTM home decorating superstore concept. In announcements in December 2000, and subsequently refined in March 2001, the Company outlined a multi-phase conversion process by which it would convert another 37 HomeBase stores into the House2Home format, and close the remaining 47 HomeBase stores. The conversion program was completed in July 2001.

The results for the interim periods are not necessarily indicative of results for the full fiscal year because, among other things, the Company's business is subject to seasonal influences.

The fiscal years ending January 26, 2002 and January 27, 2001 are referred to herein as "fiscal 2001" and "fiscal 2000", respectively. The 13 weeks ended July 28, 2001 and July 29, 2000 are referred to herein as the "second quarter of fiscal 2001" and the "second quarter of fiscal 2000", respectively.

The consolidated financial statements of the Company include the financial statements of the Company's subsidiaries, all of which are wholly owned.

Note 2 - Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities (e.g., co-operative advertising and rebate reserves, self-insurance reserves, HomeBase closure reserve, store closure and restructuring reserves, and inventory reserves), disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 - Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 4 - Interest Expense, Net

Interest expense is presented net of interest and investment income of $0.3 million and $1.0 million in the second quarter of fiscal 2001 and fiscal 2000, respectively. For the first half of fiscal 2001 and fiscal 2000, interest expense is presented net of interest and investment income of $1.0 million and $1.9 million, respectively.

Note 5 - Net Income (Loss) Per Share

The following represents the calculations for net income (loss) per share:

                                                      13 Weeks Ended                26 Weeks Ended
---------------------------------------------- ----------------------------- -----------------------------
                                                 July 28,       July 29,       July 28,       July 29,
(In thousands)                                     2001           2000           2001           2000
---------------------------------------------- -------------- -------------- -------------- --------------

Numerator:

   Income (loss) before extraordinary gain     $    (37,640)  $      1,447   $   (167,285)  $       (236)
   Extraordinary gain                                     -              -              -            576
---------------------------------------------- -------------- -------------- -------------- --------------

   Numerator for basic and diluted net
     income (loss) per share                   $    (37,640)  $      1,447   $   (167,285)  $        340
============================================== ============== ============== ============== ==============

Denominator:

   Denominator for basic net income (loss)
     per share - weighted average shares             37,595         37,600         37,595         37,602

Effect of dilutive securities:
   Employee stock options                                 -              -              -              -
   Assumed conversion of 5.25% convertible
     subordinated notes                                   -              -              -              -
---------------------------------------------- -------------- -------------- -------------- --------------

   Denominator for diluted net income (loss)
     per share - weighted average shares             37,595         37,600         37,595         37,602
============================================== ============== ============== ============== ==============

Note 6 - Supplemental Balance Sheet Information

Property and equipment consists of the following:

----------------------------------------------------- ----------------- ---------------- -----------------
                                                          July 28,        January 27,        July 29,
(In thousands)                                              2001             2001              2000
----------------------------------------------------- ----------------- ---------------- -----------------

Land and buildings                                     $     45,765      $    159,768     $      157,992
Leasehold improvements                                       70,417            82,062             73,317
Furniture, fixtures and equipment                           103,014           184,808            175,177
----------------------------------------------------- ----------------- ---------------- -----------------
                                                            219,196           426,638            406,486
Accumulated depreciation                                    (45,812)         (180,354)          (154,416)
----------------------------------------------------- ----------------- ---------------- -----------------

Property and equipment, net                            $    173,384      $    246,284     $      252,070
===================================================== ================= ================ =================

Property under capital leases consists of the following:

----------------------------------------------------- ----------------- ---------------- -----------------
                                                          July 28,        January 27,        July 29,
(In thousands)                                              2001             2001              2000
----------------------------------------------------- ----------------- ---------------- -----------------

Property under capital leases                          $     5,450       $     9,696      $     9,696
Accumulated amortization                                    (5,450)           (5,376)          (5,157)
----------------------------------------------------- ----------------- ---------------- -----------------

Property under capital leases, net                     $         -       $     4,320      $     4,539
===================================================== ================= ================ =================

Note 7 - Assets Held for Sale

The Company is in the process of marketing for sale owned stores that were permanently closed as a result of the decision to reduce the number of HomeBase stores converted to House2Home. The land, building and building improvements associated with these stores were written down to their net realizable value in the HomeBase closure reserve.

Note 8 - HomeBase Closure Reserve

On March 27, 2001, the Company announced it would modify its House2Home expansion program by reducing the number of store conversions. Under the revised schedule, 47 HomeBase stores were closed permanently. As a result, the Company recognized a pre-tax charge of $146.3 million in the first quarter of fiscal 2001 consisting of $91.2 million for post-closing occupancy costs, $53.6 million for the estimated loss on the sale of owned properties and for the write down of fixed assets associated with the stores that will not be converted, and $1.5 million in severance for a related reduction in corporate personnel.

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

The following is a summary of the HomeBase closure reserve:

-------------------------------------------------------------------- ------------------ ------------------

(In thousands)
-------------------------------------------------------------------- ------------------ ------------------

Beginning Balance, March 27, 2001                                                         $   146,271

   Post-closing occupancy costs                                                                (6,542)
   Fixed asset and owned property write-off                                                   (55,257)
   Severance                                                                                   (1,486)
-------------------------------------------------------------------- ------------------ ------------------

Balance, July 28, 2001                                                                    $    82,986
==================================================================== ================== ==================

Note 9 - Restructuring Reserve and Store Closures and Other Charges Reserve

-------------------------------------------------------------------- ------------------ ------------------
                                                                                           Fiscal 1997
                                                                        Fiscal 1993      Store Closures
                                                                       Restructuring        and Other
(In thousands)                                                            Reserve        Charges Reserve
-------------------------------------------------------------------- ------------------ ------------------

Balance, January 27, 2001                                              $    2,139         $     3,795

Cash expenditures incurred during the period                                 (174) (1)         (2,302) (1)
-------------------------------------------------------------------- ------------------ ------------------

Balance, July 28, 2001                                                 $    1,965  (2)    $     1,493  (3)
==================================================================== ================== ==================

(1) Cash expenditures during the 26 weeks ended July 28, 2001 consisted primarily of lease obligations on closed facilities and other related operating costs.
(2) The ending balance consists primarily of lease obligations on closed facilities, which extend through 2006.
(3) The ending balance consists primarily of lease obligations on closed facilities, which extend through 2002.

Note 10 - Segment Information

The Company's operations are organized along its merchandising concepts and include two segments, HomeBase and House2Home. The accounting policies of the segments are the same as those described in the summary of accounting policies in Note 2 of the Company's Form 10-K for the fiscal year ended January 27, 2001.

In December 2000, the Company initiated a broad expansion of the Company's new House2Home retail concept, reflecting a change in corporate focus toward the home decorating retail market. Under the program, the Company has converted many of its HomeBase stores to the House2Home format. As of July 28, 2001, the Company had 42 House2Home stores in operation and no HomeBase stores in operation.

The following is financial information by segment:

                                                      13 Weeks Ended                26 Weeks Ended
---------------------------------------------- ----------------------------- -----------------------------
                                                 July 28,       July 29,       July 28,       July 29,
(In thousands)                                     2001           2000           2001           2000
---------------------------------------------- -------------- -------------- -------------- --------------

Sales:
     HomeBase                                  $    58,055    $   407,068    $   308,147    $   772,835
     House2Home                                     86,771              -        102,869              -
---------------------------------------------- -------------- -------------- -------------- --------------

Net Sales                                      $   144,826    $   407,068    $   411,016    $   772,835
============================================== ============== ============== ============== ==============

Operating income (loss):
     HomeBase operating income (loss)          $   (10,318)   $    13,308    $   (27,664)   $    19,705
     House2Home operating loss                      (5,872)             -         (7,651)             -
     General and administrative and other          (39,600)       (10,190)      (224,822)       (18,125)
---------------------------------------------- -------------- -------------- -------------- --------------

Operating income (loss)                        $   (55,790)   $     3,118    $  (260,137)   $     1,580
============================================== ============== ============== ============== ==============

Depreciation and amortization expense included
  in operating income (loss):
     HomeBase                                  $       451    $     5,840    $     2,263    $    11,654
     House2Home                                      2,526              -          3,238              -
     General and administrative and other            2,334          2,015          9,771          4,425
---------------------------------------------- -------------- -------------- -------------- --------------

     Total depreciation and amortization       $     5,311    $     7,855    $    15,272    $    16,079
============================================== ============== ============== ============== ==============


----------------------------------------------------------------------- ---------------- -----------------
                                                                           July 28,        January 27,
(In thousands)                                                               2001              2001
----------------------------------------------------------------------- ---------------- -----------------

Assets:
     HomeBase                                                            $     82,623     $    388,138
     House2Home                                                               298,649           48,004
     Corporate and other                                                      187,262          148,569
----------------------------------------------------------------------- ---------------- -----------------

Total Assets                                                             $    568,534     $    584,711
======================================================================= ================ =================

Capital Expenditures:
     HomeBase                                                            $        759     $      4,481
     House2Home                                                                73,448           20,031
     Corporate and other                                                        2,565            9,688
----------------------------------------------------------------------- ---------------- -----------------

Total Capital Expenditures                                               $     76,772     $     34,200
======================================================================= ================ =================

Note 11 - Recent Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", which change the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. Under SFAS No. 141, the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will therefore cease upon adoption of the Statement, which for the Company will be January 1, 2002. In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which changes the way companies account for obligations associated with the retirement of tangible long-lived assets. The Company is currently evaluating the impact of SFAS No. 141, No. 142 and No. 143, but does not expect that they will have a material effect on the Company's consolidated results of operations, financial position or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organization and Presentation

The fiscal years ending January 26, 2002 and January 27, 2001 are referred to herein as "fiscal 2001" and "fiscal 2000," respectively. The 13 weeks ended July 28, 2001 and July 29, 2000 are referred to herein as the "second quarter of fiscal 2001" and the "second quarter of fiscal 2000," respectively.

The following table presents the results of operations for the periods indicated as a percentage of net sales.

                                                      13 Weeks Ended                26 Weeks Ended
---------------------------------------------- ----------------------------- -----------------------------
                                                 July 28,       July 29,       July 28,       July 29,
                                                   2001           2000           2001           2000
---------------------------------------------- -------------- -------------- -------------- --------------

Net sales                                           100.0 %        100.0 %        100.0 %        100.0 %

Cost of goods sold                                   79.9           71.7           87.9           71.2
---------------------------------------------- -------------- -------------- -------------- --------------

Gross profit                                         20.1           28.3           12.1           28.8

Selling, general and administrative expenses         40.4           27.3           30.6           29.0
Pre-opening expenses                                 18.2            0.2            9.2            0.1
Store closures and other charges                        -              -           35.6           (0.5)
---------------------------------------------- -------------- -------------- -------------- --------------

Operating income (loss)                             (38.5)           0.8          (63.3)           0.2

Interest expense, net                                 2.8            0.2            1.3            0.3
---------------------------------------------- -------------- -------------- -------------- --------------

Income (loss) before income taxes                   (41.3)           0.6          (64.6)          (0.1)

Income tax provision (benefit)                      (15.3)           0.2          (23.9)             -
---------------------------------------------- -------------- -------------- -------------- --------------

Income (loss) before extraordinary gain             (26.0)           0.4          (40.7)          (0.1)

Extraordinary gain on early extinguishment
     of debt                                            -              -              -            0.1
---------------------------------------------- -------------- -------------- -------------- --------------

Net income (loss)                                   (26.0)%          0.4 %        (40.7)%            - %
============================================== ============== ============== ============== ==============

Net Sales

Net sales for the second quarter of fiscal 2001 were $144.8 million, compared with $407.1 million for the second quarter of fiscal 2000. Net sales for the first half of fiscal 2001 were $411.0 million, compared with $772.8 million in the comparable prior year period. At July 28, 2001, there were 42 House2HomeTM stores in operation, compared to the 84 HomeBase warehouse stores in operation during the same period a year ago. The decline in net sales for the 13 and 26 weeks ended July 28, 2001 compared to the comparable prior year periods is a result of closing the HomeBase stores either prior to or during this year's second quarter, as well as opening most of the 42 House2Home stores in the later part of the quarter.

Gross Profit

Gross profit for the second quarter of fiscal 2001 was $29.1 million, or 20.1% of net sales, and reflects liquidation sales for the HomeBase stores and a gross margin of 36.1% at House2Home stores. The gross margin for the House2Home stores was negatively impacted by one-time start up costs of approximately $3.8 million for additional distribution facilities and labor costs incurred during the conversion period. Gross profit last year in the 13 and 26 weeks ended July 29, 2000 was 28.3% and 28.8%, respectively, and reflected more typical product margins at the 84 HomeBase home improvement warehouse stores in operation at that time.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") were $58.6 million, or 40.4% of net sales, for the second quarter of fiscal 2001 and $111.2 million, or 27.3% of net sales, for the second quarter of fiscal 2000. SG&A expenses for the second quarter of fiscal 2001 includes severance costs for HomeBase stores as well as for corporate personnel, on-going SG&A and occupancy costs for House2Home stores during their conversion phase and corporate overhead, offset by a gain on the sale of owned and leased real estate of $5.7 million. Buying and occupancy costs, which were formerly reported as part of gross profit, are now included in SG&A expenses. The presentation of prior year amounts has been reclassified to conform to the current year presentation.

Pre-opening Expenses

Pre-opening expenses were $26.3 million for the second quarter of fiscal 2001 and $38.0 million for the 26 weeks ended July 28, 2001. These expenses are attributable to the openings of 37 House2Home stores, which began in May 2001.

Store Closures and Other Charges

On March 27, 2001, the Company announced it would modify its House2Home expansion program by reducing the number of store conversions. Under the revised schedule, 47 HomeBase warehouse stores were closed permanently. As a result, the Company recognized a charge in the first quarter of fiscal 2001 of $146.3 million, primarily for post-closing occupancy costs, the write-down of fixed assets associated with the stores that will not be converted and severance for a reduction in corporate personnel. Last year's credit reflected a reversal of reserves for a closed store which reopened as a House2Home test store and another store for which a favorable lease termination was negotiated.

Interest Expense, Net

Interest expense, net, was $4.0 million for the second quarter of fiscal 2001 versus $0.8 million for the second quarter of fiscal 2000 and is presented net of interest and investment income of $0.3 million and $1.0 million, respectively. Interest expense, net, for the 26 weeks ended July 28, 2001 and July 29, 2000 was $5.4 million and $2.0 million, respectively, and is presented net of interest and investment income of $1.0 million and $1.9 million, respectively. The increase in interest expense is the result of $45 million in term loan borrowings as part of the amendment to the Company's credit facility, effective May 2001, and interest on borrowings from the $250 million credit facility.

Income Tax Provision (Benefit)

The income tax rate was 37.0% for fiscal 2001 and fiscal 2000 and reflects the anticipated utilizaton of loss carryforwards in the future.

Net Income (Loss)

Net loss for the second quarter of fiscal 2001 was $37.6 million, or $1.00 per diluted share, compared with net income of $1.4 million, or $0.04 per diluted share, in the comparable prior year period. Net loss for the 13 weeks ended July 28, 2001 includes pre-tax costs of $26.3 million for pre-opening expenses, increased advertising expenditures to support the newly opened House2Home stores, and costs related to operating and closing the HomeBase stores.

Net loss for the 26 weeks ended July 28, 2001 was $167.3 million, or $4.45 per diluted share, compared to net income of $0.3 million, or $0.01 per diluted share in the comparable prior year period. The net loss for the first half of fiscal 2001 includes $23.9 million, after-tax, in pre-opening expenses. Also included is a $92.2 million after-tax charge, or $2.45 per diluted share, associated with the permanent closure of 47 HomeBase warehouse stores.


Liquidity and Capital Resources

On December 5, 2000, HomeBase, Inc. initiated a broad expansion of the Company's House2Home retail concept, reflecting a change in corporate focus toward the home decorating retail market.

The Company announced that it planned to exit the home improvement sector, converting 37 of its remaining HomeBase stores to the House2Home format and closing the balance of the stores. The store conversion, as announced and later revised, was rolled out in a staggered, multi-phase schedule which was completed in July 2001. Grand openings commenced on Memorial Day weekend with 17 stores in the greater Los Angeles metropolitan area and continued through June and July 2001 with openings in California and Arizona. As of July 28, 2001, the Company operated 42 House2Home stores in California, Arizona and Nevada.

On February 23, 2001, the Company amended its $250 million credit facility to provide added flexibility to support the conversion program by adding the
Company's unencumbered owned stores to the collateral base to increase the borrowing availability. Subsequently, on May 10, 2001, the Company completed a second amendment to the credit facility agreement and obtained an additional $45 million in financing, the proceeds of which were applied toward opening the new retail concept. The Company expects to borrow no more than approximately $110 million, including the additional $45 million obtained on May 10, 2001, and currently anticipates that its outstanding borrowings could be substantially less than that by the end of the fiscal year.

At July 28, 2001, the Company had $35.5 million outstanding under the $250 million credit facility as well as $45 million borrowed against the amended line on the credit facility.

The Company believes that its current resources, cash flows from operations and amounts available under its revolving credit facility and other financing will be sufficient to meet its cash requirements through January 26, 2002.

At July 28, 2001, the Company had $3.3 million in cash and cash equivalents and letters of credit outstanding of $5.4 million.

HomeBase Closure Reserve

In March 2001, the Company announced it would modify its House2Home expansion program by reducing the number of store conversions. Under the revised schedule, 47 HomeBase stores were closed permanently. As a result, the Company recognized a pre-tax charge of $146.3 million consisting of $91.2 million for post-closing occupancy costs, $53.6 million for the estimated loss on the sale of owned properties and for the write down of fixed assets associated with the stores that will not be converted, and $1.5 million in severance for a related reduction in corporate personnel.

During the 26 weeks ended July 28, 2001, the Company incurred cash expenditures of $6.5 million for lease obligations, $55.3 million for the write down of fixed assets and owned properties and $1.5 million in severance. As of July 28, 2001, $83.0 million remained accrued on the Company's consolidated balance sheet. In addition, considerable progress has been made by the Company in the sale of its owned stores as well as in on-going negotiations to terminate or assign leases on leased stores that have been permanently closed by the Company. At July 28, 2001, the Company had completed transactions on approximately 15% of the properties not converted to House2Home, with another four near conclusion. In addition, many of the remaining owned and leased properties were in various stages of legal documentation.

Restructuring Reserve and Store Closures and Other Charges Reserve

As of January 27, 2001, $2.1 million of the fiscal 1993 Restructuring Reverse remained accrued on the Company's consolidated balance sheet. During the 26 weeks ended July 28, 2001, the Company incurred cash expenditures of $0.1 million primarily related to lease obligations on a closed facility. As of July 28, 2001, $2.0 million remained accrued on the Company's consolidated balance sheet, consisting primarily of lease obligations on a closed facility, which extend through 2006.

As of January 27, 2001, $3.8 million of the fiscal 1997 Store Closures and Other Charges Reserve remained accrued on the Company's consolidated balance sheet. During the 26 weeks ended July 28, 2001, the Company incurred cash expenditures of $2.3 million, primarily related to lease obligations on a closed facility. As of July 28, 2001, $1.5 million remained accrued on the Company's consolidated balance sheet, consisting primarily of lease obligations on a closed facility, which extend through 2002.

Recent Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", which change the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. Under SFAS No. 141, the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will therefore cease upon adoption of the Statement, which for the Company will be January 1, 2002. In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which changes the way companies account for obligations associated with the retirement of tangible long-lived assets. The Company is currently evaluating the impact of SFAS No. 141, No. 142 and No. 143, but does not expect that they will have a material effect on the Company's consolidated results of operations, financial position or cash flows.

Subsequent Events

On August 21, 2001, the Company issued a press release announcing that Thomas F. Gallagher has been promoted to the position of President and Chief Operating Officer of HomeBase, Inc., and elected to the Company's board of directors.

On August 31, 2001, the Company communicated through a press release that it will change its corporate name to House2Home, Inc., effective September 8, 2001. The Company's common stock is expected to begin trading under the new symbol of "HTH" on the New York Stock Exchange at the opening of business on September 10, 2001.


================================================================================
  Forward-Looking Information
================================================================================
  This report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, the words "believe," "estimate," "expect," "anticipate," "plans," and similar expressions are intended to identify forward-looking statements. For this purpose any matters discussed in this document that include forward-looking statements involve risks and uncertainties that could cause results to differ materially from those expressed. Such risks and uncertainties include, but are not limited to: a change in the on-going sales trends at House2Home stores; House2Home failing to become a substantial growth opportunity for the Company, thereby decreasing the potential to increase returns and stockholder value; the accuracy of all assumptions upon which the Company's estimates are based, including those related to the Company's ability to limit the amount of borrowings; the competitive marketplace; economic conditions in the Company's markets and the factors set forth in the Company's annual report on Form 10-K for the fiscal year ended January 27, 2001 under the heading "Risk Factors" and in the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof.
================================================================================

                           Part II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a)      Exhibits

          10.42* # Renewal of Change of Control Severance Benefit Plan for Key Employees.
          10.43* # Employment Agreement, dated August 21, 2001, with Thomas F. Gallagher.
          10.44* # Change of Control Severance Agreement, dated August 21, 2001, with Thomas F. Gallagher.

          *   Management contract or other compensatory plan or arrangement.
          #   Filed herewith.


   b)      Reports on Form 8-K

          On August 27, 2001, the Company filed a Form 8-K which coincided with a press release announcing that Thomas F. Gallagher had been promoted to the position of President and Chief Operating Officer of HomeBase, Inc., and elected to the Board of Directors.

          On September 4, 2001, the Company filed a Form 8-K which coincided with a press release that it will change its corporate name to House2Home, Inc., effective September 8, 2001. The Company's common stock is expected to begin trading under the new symbol of "HTH" on the New York Stock Exchange at the opening of business on September 10, 2001.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     HomeBase, Inc.



     Date:    September 7, 2001                      /s/ HERBERT J. ZARKIN
              ----------------------                 ---------------------------
                                                     Herbert J. Zarkin
                                                     Chairman of the Board and
                                                     Chief Executive Officer


     Date:    September 7, 2001                      /s/ WILLIAM B. LANGSDORF
              ----------------------                 ---------------------------
                                                     William B. Langsdorf
                                                     Executive Vice President
                                                     and Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)