Form 10-Q
period 2001-10-27
HOUSE2HOME INC
filed 2001-12-12
CIK 850316

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q



                                QUARTERLY REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


   For Quarterly Period Ended                          Commission File Number
        October 27, 2001                                      1-10259

                               House2Home(R), Inc.
             (Exact name of Registrant as specified in its charter)


                   DELAWARE                                      33-0109661
(State or other jurisdiction of incorporation or              (I.R.S. Employer
                 organization)                               Identification No.)

             3345 Michelson Drive
                  Irvine, CA                                         92612
   (Address of principal executive offices)                        (Zip Code)

                                 (949) 442-5000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

At November 24, 2001, there were 37,596,435 shares outstanding, excluding 270,400 shares held in treasury.

                         Part I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                HOUSE2HOME, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

-------------------------------------------------- -------------------------------- --------------------------------
                                                           13 Weeks Ended                   39 Weeks Ended
-------------------------------------------------- -------------------------------- --------------------------------
                                                    October 27,      October 28,     October 27,      October 28,
                                                        2001            2000             2001            2000
-------------------------------------------------- --------------- ---------------- --------------- ----------------

Net sales                                           $   119,400     $   334,350      $   530,416     $ 1,107,185

Cost of goods sold                                       79,627         233,397          440,858         783,984
-------------------------------------------------- --------------- ---------------- --------------- ----------------

Gross profit                                             39,773         100,953           89,558         323,201

Selling, general and administrative expenses             66,509         113,973          192,199         337,888
Pre-opening expenses                                        532           4,782           38,493           5,535
Store closures and other charges                              -          (2,450)         146,271          (6,450)
-------------------------------------------------- --------------- ---------------- --------------- ----------------

Operating loss                                          (27,268)        (15,352)        (287,405)        (13,772)

Interest expense, net                                     5,395           1,018           10,789           2,976
-------------------------------------------------- --------------- ---------------- --------------- ----------------

Loss before income taxes                                (32,663)        (16,370)        (298,194)        (16,748)

Income tax benefit                                      (12,085)         (6,051)        (110,331)         (6,193)
-------------------------------------------------- --------------- ---------------- --------------- ----------------

Loss before extraordinary gain                          (20,578)        (10,319)        (187,863)        (10,555)

Extraordinary gain on early extinguishment of debt            -               -                -             576
-------------------------------------------------- --------------- ---------------- --------------- ----------------

Net loss                                            $   (20,578)    $   (10,319)     $  (187,863)    $    (9,979)
================================================== =============== ================ =============== ================


Basic net loss per share:
    Loss before extraordinary gain                  $     (0.55)    $     (0.27)     $     (5.00)    $     (0.28)
    Extraordinary gain                                        -               -                -            0.01
-------------------------------------------------- --------------- ---------------- --------------- ----------------

    Net loss                                        $     (0.55)    $     (0.27)     $     (5.00)    $     (0.27)
================================================== =============== ================ =============== ================

Diluted net loss per share:
    Loss before extraordinary gain                  $     (0.55)    $     (0.27)     $     (5.00)    $     (0.28)
    Extraordinary gain                                        -               -                -            0.01
-------------------------------------------------- --------------- ---------------- --------------- ----------------

    Net loss                                        $     (0.55)    $     (0.27)     $     (5.00)    $     (0.27)
================================================== =============== ================ =============== ================


Shares used in computation of net loss per share:
    Basic                                                37,596          37,597           37,596          37,600
    Diluted                                              37,596          37,597           37,596          37,600

        The accompanying notes are an integral part of these consolidated financial statements.

                                HOUSE2HOME, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                   (Unaudited)

------------------------------------------------------------------ ---------------- --------------- ----------------
                                                                     October 27,     January 27,      October 28,
                                                                        2001             2001            2000
------------------------------------------------------------------ ---------------- --------------- ----------------

ASSETS
   Current assets:
     Cash and cash equivalents                                       $        -        $   44,869     $   16,697
     Accounts receivable (net of allowance for doubtful
       accounts of $59, $93 and $86 respectively)                         8,098            12,449         23,677
     Merchandise inventories, net                                       151,721           213,352        395,650
     Deferred income taxes                                                    -                 -          5,113
     Prepaid expenses and other current assets                            3,642             3,047          2,846
     Refundable income taxes                                                  -             9,966          5,785
------------------------------------------------------------------ ---------------- --------------- ----------------
   Total current assets                                                 163,461           283,683        449,768

   Property and equipment, net                                          172,042           246,284        258,258
   Property held for sale, net                                           64,056                 -              -
   Property under capital leases, net                                         -             4,320          4,429
   Deferred income taxes                                                151,080            44,403          5,527
   Other assets                                                          10,855             6,021          4,917
------------------------------------------------------------------ ---------------- --------------- ----------------

   Total assets                                                      $  561,494        $  584,711     $  722,899
================================================================== ================ =============== ================

LIABILITIES
   Current liabilities:
     Short term debt                                                 $  117,760       $        -      $        -
     Accounts payable                                                    30,372            38,972        119,551
     HomeBase closure reserve                                            25,220                 -              -
     Accrued expenses and other current liabilities                      75,955            85,436         83,194
     Obligations under capital leases due within one year                   418               376            363
------------------------------------------------------------------ ---------------- --------------- ----------------
   Total current liabilities                                            249,725           124,784        203,108

   Long-term debt                                                        90,182            90,182         90,182
   Obligations under capital leases, less portion due
     within one year                                                      7,345             7,664          7,763
   Noncurrent HomeBase closure reserve                                   50,734                 -              -
   Other noncurrent liabilities                                          26,703            37,443         36,837
------------------------------------------------------------------ ---------------- --------------- ----------------
   Total liabilities                                                    424,689           260,073        337,890

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, par value $.01 per share; 190,000,000
     shares authorized; 37,866,835, 37,865,798 and
     37,866,548 shares issued and outstanding, respectively                 379               379            379
   Additional paid-in capital                                           374,692           374,688        374,691
   Retained earnings (deficit)                                         (237,448)          (49,585)        10,840
   Common stock in treasury at cost, 270,400 shares                        (818)             (818)          (818)
   Unearned compensation                                                      -               (26)           (83)
------------------------------------------------------------------ ---------------- --------------- ----------------
   Total stockholders' equity                                           136,805           324,638        385,009
------------------------------------------------------------------ ---------------- --------------- ----------------

   Total liabilities and stockholders' equity                        $  561,494        $  584,711     $  722,899
================================================================== ================ =============== ================

        The accompanying notes are an integral part of these consolidated financial statements.

                                HOUSE2HOME, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

------------------------------------------------------------------------- --------- --------------------------------
                                                                                             39 Weeks Ended
------------------------------------------------------------------------- --------- --------------------------------
                                                                                     October 27,      October 28,
                                                                                         2001            2000
------------------------------------------------------------------------- --------- --------------- ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                          $   (187,863)      $  (9,979)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                                                       21,642          22,681
      Extraordinary gain on early extinguishment of debt                                       -            (914)
      (Gain) loss on property disposals                                                  (17,715)          1,752
      Amortization of discount on marketable securities                                        -              82
      Other non-cash items                                                                    26             209
      HomeBase closure reserve                                                            88,778               -
      Deferred income taxes                                                             (106,677)          1,892
    Increase (decrease) in cash due to changes in:
      Accounts receivable                                                                  4,351           5,762
      Merchandise inventories                                                             61,631         (24,590)
      Prepaid expenses and other current assets                                             (595)          1,661
      Refundable income taxes                                                              9,966               -
      Other assets                                                                        (1,442)            365
      Accounts payable                                                                    (8,600)         10,728
      Restructuring reserve                                                                  (41)         (4,757)
      Accrued expenses and other current liabilities                                      20,353           9,685
      Accrued income taxes                                                                     -          (6,420)
      Other noncurrent liabilities                                                       (10,740)         (7,707)
------------------------------------------------------------------------- --------- --------------- ----------------

    Net cash provided by (used in) operating activities                                 (126,926)            450
------------------------------------------------------------------------- --------- --------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sales of marketable securities                                                             -          15,012
    Property additions                                                                   (85,896)        (24,073)
    Property disposals                                                                    56,144              84
------------------------------------------------------------------------- --------- --------------- ----------------

    Net cash used in investing activities                                                (29,752)         (8,977)
------------------------------------------------------------------------- --------- --------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Early extinguishment of long-term debt                                                     -          (1,271)
    Short term debt borrowings                                                            45,000               -
    Credit facility borrowings, net                                                       72,760               -
    Repayment of capital lease obligations                                                  (277)           (241)
    Proceeds from sale and issuance of common stock                                            4              19
    Debt issuance costs                                                                   (5,678)            (30)
------------------------------------------------------------------------- --------- --------------- ----------------

    Net cash provided by (used in) financing activities                                  111,809          (1,523)
------------------------------------------------------------------------- --------- --------------- ----------------

    Net decrease in cash and cash equivalents                                            (44,869)        (10,050)
    Cash and cash equivalents at beginning of year                                        44,869          26,747
------------------------------------------------------------------------- --------- --------------- ----------------

    Cash and cash equivalents at end of period                                      $          -        $ 16,697
========================================================================= ========= =============== ================


Supplemental cash flow information:
    Interest paid                                                                   $      7,112        $    567
    Income taxes paid                                                                          4            (616)
========================================================================= ========= =============== ================

        The accompanying notes are an integral part of these consolidated financial statements.

                                HOUSE2HOME, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)

----------------------------- ------------------ ----------- ------------- ---------- ------------------- ---------- ---------------
                                                                           Unrealized
                                 Common Stock     Additional                Holding     Treasury Stock                    Total
                              ------------------   Paid-In     Unearned      Gains    -------------------  Retained    Stockholders'
                               Shares    Amount    Capital   Compensation   (Losses)    Shares    Amount   Earnings       Equity
----------------------------- --------- -------- ----------- ------------- ---------- --------- --------- ---------- ---------------

Balance, January 29, 2000       37,875   $  379  $  374,728    $   (348)   $   (74)     (270)  $   (818)  $  20,819  $    394,686
  Net loss                           -        -           -           -          -         -          -      (9,979)       (9,979)
  Unrealized holding gains           -        -           -           -         74         -          -           -            74
  Amortization of restricted
    stock grants                     -        -           -         241          -         -          -           -           241
  Cancellation of restricted
    stock grants                    (8)       -         (37)         24          -         -          -           -           (13)
----------------------------- --------- -------- ----------- ------------- ---------- --------- --------- ---------- ---------------

Balance, October 28, 2000       37,867   $  379  $  374,691    $    (83)   $     -      (270)   $  (818)  $  10,840  $    385,009
============================= ========= ======== =========== ============= ========== ========= ========= ========== ===============



----------------------------- ------------------ ----------- ------------- ---------- ------------------- ---------- ---------------
                                                                           Unrealized
                                 Common Stock     Additional                Holding     Treasury Stock                    Total
                              ------------------   Paid-In     Unearned      Gains    -------------------  Retained    Stockholders'
                               Shares    Amount    Capital   Compensation   (Losses)    Shares    Amount   Earnings       Equity
----------------------------- --------- -------- ----------- ------------- ---------- --------- --------- ---------- ---------------

Balance, January 27, 2001       37,866   $  379  $  374,688    $    (26)   $     -      (270)   $  (818)  $ (49,585) $    324,638
  Net loss                           -        -           -           -          -         -          -    (187,863)     (187,863)
  Exercise of stock options          1        -           4           -          -         -          -           -             4
  Amortization of restricted
    stock grants                     -        -           -          26          -         -          -           -            26
----------------------------- --------- -------- ----------- ------------- --------- --------- ---------- ---------- ---------------

Balance, October 27, 2001       37,867   $  379  $  374,692    $      -     $    -      (270)   $  (818)  $(237,448) $    136,805
============================= ========= ======== =========== ============= ========= ========= ========== ========== ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                HOUSE2HOME, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Subsequent Events

On November 7, 2001, the Company filed voluntary petitions under Chapter 11 of the Federal Bankruptcy Code. The filings were made in the U.S. Bankruptcy Court in Santa Ana, California. The Company will liquidate and cease operating all 42 of its House2Home home decorating superstores under a motion approved by the Bankruptcy Court. In addition, the Company was notified by the New York Stock Exchange ("NYSE") that trading in the common stock (symbol "HTH") of the company had been suspended and an application would be made by the NYSE to the Securities and Exchange Commission to delist the issue.

On November 20, 2001, the Company reported it had received final Bankruptcy Court approval of an agency agreement to liquidate the inventory at all 42 House2Home stores. In addition, an agreement was reached between parties in the bankruptcy case that, upon approval from the Bankruptcy Court, would allow the company to honor pre-petition gift certificates, gift cards and credit vouchers.

On November 21, 2001, the Company announced a committee representing the company's unsecured creditors has been established and is also developing a process for the orderly disposition of its owned and leased properties. In addition, the company does not believe there will be equity value remaining after proceeds from the liquidation of inventory, real estate and other assets are used to repay secured and unsecured creditors.

Note: These financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

Note 2 - Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, except as discussed in Note 1, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair statement of the results have been included. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report on Form 10-K for the fiscal year ended January 27, 2001. The January 27, 2001 balances reported herein are derived from the audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 27, 2001.

During fiscal 2000, the Company converted five of its HomeBase stores to test the new House2Home(R) home decorating superstore concept. In announcements in December 2000, and subsequently refined in March 2001, the Company outlined a multi-phase conversion process by which it would convert another 37 HomeBase stores into the House2Home format, and close the remaining 47 HomeBase stores. The conversion program was completed in July 2001.

The results for the interim periods are not necessarily indicative of results for the full fiscal year because, among other things, the Company's business is subject to seasonal influences.

The fiscal years ending January 26, 2002 and January 27, 2001 are referred to herein as "fiscal 2001" and "fiscal 2000", respectively. The 13 weeks ended October 27, 2001 and October 28, 2000 are referred to herein as the "third quarter of fiscal 2001" and the "third quarter of fiscal 2000", respectively.

The consolidated financial statements of the Company include the financial statements of the Company's subsidiaries, all of which are wholly owned.

Note 3 - Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities (e.g., co-operative advertising and rebate reserves, deferred tax assets, self-insurance reserves, HomeBase closure reserve, store closure and restructuring reserves, and inventory reserves), disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 4 - Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 5 - Interest Expense, Net

Interest expense is presented net of interest and investment income of $0.0 million and $0.9 million in the third quarter of fiscal 2001 and 2000, respectively. For the nine months ended October 27, 2001 and October 28, 2000, interest expense was presented net of interest and investment income of $1.0 million and $2.8 million, respectively.

Note 6 - Net Loss Per Share

The following represents the calculations for net loss per share:

                                                      13 Weeks Ended                39 Weeks Ended
---------------------------------------------- ----------------------------- -----------------------------
                                                October 27,    October 28,    October 27,    October 28,
(In thousands)                                     2001           2000           2001           2000
---------------------------------------------- -------------- -------------- -------------- --------------

Numerator:

   Loss before extraordinary gain              $    (20,578)  $    (10,319)  $   (187,863)  $    (10,555)
   Extraordinary gain                                     -              -              -            576
---------------------------------------------- -------------- -------------- -------------- --------------

   Numerator for basic and diluted net loss
     per share                                 $    (20,578)  $    (10,319)  $   (187,863)  $     (9,979)
============================================== ============== ============== ============== ==============

Denominator:

   Denominator for basic net loss per share -
     weighted average shares                         37,596         37,597         37,596         37,600

Effect of dilutive securities:
   Employee stock options                                 -              -              -              -
   Assumed conversion of 5.25% convertible
     subordinated notes                                   -              -              -              -
---------------------------------------------- -------------- -------------- -------------- --------------

   Denominator for diluted net loss per
     share - weighted average shares                 37,596         37,597         37,596         37,600
============================================== ============== ============== ============== ==============

Note 7 - Supplemental Balance Sheet Information

Property and equipment consists of the following:

----------------------------------------------------- ----------------- ---------------- -----------------
                                                        October 27,       January 27,      October 28,
(In thousands)                                              2001             2001              2000
----------------------------------------------------- ----------------- ---------------- -----------------

Land and buildings                                     $     45,864      $    159,768     $      159,436
Leasehold improvements                                       76,550            82,062             77,054
Furniture, fixtures and equipment                           101,818           184,808            183,462
----------------------------------------------------- ----------------- ---------------- -----------------
                                                            224,232           426,638            419,952
Accumulated depreciation                                    (52,190)         (180,354)          (161,694)
----------------------------------------------------- ----------------- ---------------- -----------------

Property and equipment, net                            $    172,042      $    246,284     $      258,258
===================================================== ================= ================ =================

Property under capital leases consists of the following:

----------------------------------------------------- ----------------- ---------------- -----------------
                                                        October 27,       January 27,      October 28,
(In thousands)                                              2001             2001              2000
----------------------------------------------------- ----------------- ---------------- -----------------

Property under capital leases                          $     5,450       $     9,696      $     9,696
Accumulated amortization                                    (5,450)           (5,376)          (5,267)
----------------------------------------------------- ----------------- ---------------- -----------------

Property under capital leases, net                     $         -       $     4,320      $     4,429
===================================================== ================= ================ =================

Note 8 - Property Held for Sale, Net

The Company is in the process of marketing for sale owned stores that were permanently closed as a result of the decision to reduce the number of HomeBase stores converted to House2Home. The land, building and building improvements associated with these stores were written down to their net realizable value in the HomeBase closure reserve.

Note 9 - HomeBase Closure Reserve

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

The following is a summary of the HomeBase closure reserve:

------------------------------------------------------------- ------------------

(In thousands)
------------------------------------------------------------- ------------------

Beginning Balance, March 27, 2001                                $   146,271

   Post-closing occupancy costs                                      (16,219)
   Fixed asset and owned property write-off                          (52,612)
   Severance                                                          (1,486)
------------------------------------------------------------- ------------------

Balance, October 27, 2001                                        $    75,954
============================================================= ==================


Note 10 - Restructuring Reserve and Store Closures and Other Charges Reserve

-------------------------------------------------------------------- ------------------ ------------------
                                                                                           Fiscal 1997
                                                                        Fiscal 1993      Store Closures
                                                                       Restructuring        and Other
(In thousands)                                                            Reserve        Charges Reserve
-------------------------------------------------------------------- ------------------ ------------------

Balance, January 27, 2001                                              $    2,139         $     3,795

Cash expenditures incurred during the period (1)                             (302)             (2,737)
-------------------------------------------------------------------- ------------------ ------------------

Balance, October 27, 2001 (2)                                          $    1,837         $     1,058
==================================================================== ================== ==================

(1) Cash expenditures during the 39 weeks ended October 27, 2001 consisted primarily of lease obligations on closed facilities and other related operating costs.
(2) The ending balance consists primarily of lease obligations on closed facilities.


Note 11 - Segment Information

The Company's operations are organized along its merchandising concepts and include two segments, HomeBase and House2Home. The accounting policies of the segments are the same as those described in the summary of accounting policies in Note 2 of the Company's Form 10-K for the fiscal year ended January 27, 2001.

In December 2000, the Company initiated a broad expansion of the Company's new House2Home retail concept, reflecting a change in corporate focus toward the home decorating retail market. Under the program, the Company has converted many of its HomeBase stores to the House2Home format. As of October 27, 2001, the Company had 42 House2Home stores in operation and no HomeBase stores in operation.

The following is financial information by segment:

                                                      13 Weeks Ended                39 Weeks Ended
---------------------------------------------- ----------------------------- -----------------------------
                                                October 27,    October 28,    October 27,    October 28,
(In thousands)                                     2001           2000           2001           2000
---------------------------------------------- -------------- -------------- -------------- --------------

Sales:
     HomeBase                                  $         -    $   319,748    $   308,147    $ 1,092,583
     House2Home                                    119,400         14,602        222,269         14,602
---------------------------------------------- -------------- -------------- -------------- --------------

Net Sales                                      $   119,400    $   334,350    $   530,416    $ 1,107,185
============================================== ============== ============== ============== ==============

Operating income (loss):
     HomeBase operating income (loss)          $         -    $    (3,315)   $   (27,655)   $    16,390
     House2Home operating loss                     (24,051)          (337)       (31,702)          (337)
     General and administrative and other           (3,217)       (11,700)      (228,048)        (2,281)
---------------------------------------------- -------------- -------------- -------------- --------------

Operating Loss                                 $   (27,268)   $   (15,352)   $  (287,405)   $   (13,772)
============================================== ============== ============== ============== ==============

Depreciation and amortization expense included in operating income (loss):
     HomeBase                                  $         -    $     5,742    $     2,243    $    17,396
     House2Home                                      5,378            131          8,574            131
     General and administrative and other              992            729         10,825          5,154
---------------------------------------------- -------------- -------------- -------------- --------------

     Total depreciation and amortization       $     6,370    $     6,602    $    21,642    $    22,681
============================================== ============== ============== ============== ==============


----------------------------------------------------------------------- ---------------- -----------------
                                                                          October 27,      January 27,
(In thousands)                                                               2001              2001
----------------------------------------------------------------------- ---------------- -----------------

Assets:
     HomeBase                                                            $     64,056     $    388,138
     House2Home                                                               306,218           48,004
     Corporate and other                                                      191,220          148,569
----------------------------------------------------------------------- ---------------- -----------------

Total Assets                                                             $    561,494     $    584,711
======================================================================= ================ =================

Capital Expenditures:
     HomeBase                                                            $          -     $      4,481
     House2Home                                                                82,716           20,031
     Corporate and other                                                        3,180            9,688
----------------------------------------------------------------------- ---------------- -----------------

Total Capital Expenditures                                               $     85,896     $     34,200
======================================================================= ================ =================


Note 12 - Recent Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", which change the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. Under SFAS No. 141, the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will therefore cease upon adoption of the Statement, which for the Company will be January 1, 2002. In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which changes the way companies account for obligations associated with the retirement of tangible long-lived assets. In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which changes the accounting for long-lived assets to be disposed of by sale. SFAS No. 144 requires the use of one accounting model, whether previously held and used or newly acquired, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company is currently evaluating the impact of SFAS No. 141, No. 142, No. 143, and No. 144 but does not expect that they will have a material effect on the Company's consolidated results of operations, financial position or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Subsequent Events

On November 7, 2001, the Company filed voluntary petitions under Chapter 11 of the Federal Bankruptcy Code. The filings were made in the U.S. Bankruptcy Court in Santa Ana, California. The Company will liquidate and cease operating all 42 of its House2Home home decorating superstores under a motion approved by the Bankruptcy Court. In addition, the Company was notified by the New York Stock Exchange ("NYSE") that trading in the common stock (symbol "HTH") of the company had been suspended and an application would be made by the NYSE to the Securities and Exchange Commission to delist the issue.

On November 20, 2001, the Company reported it had received final Bankruptcy Court approval of an agency agreement to liquidate the inventory at all 42 House2Home stores. In addition, an agreement was reached between parties in the bankruptcy case that, upon approval from the Bankruptcy Court, would allow the company to honor pre-petition gift certificates, gift cards and credit vouchers.

On November 21, 2001, the Company announced a committee representing the company's unsecured creditors has been established and is also developing a process for the orderly disposition of its owned and leased properties. In addition, the company does not believe there will be equity value remaining after proceeds from the liquidation of inventory, real estate and other assets are used to repay secured and unsecured creditors.

Note: These financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

Organization and Presentation

The fiscal years ending January 26, 2002 and January 27, 2001 are referred to herein as "fiscal 2001" and "fiscal 2000," respectively. The 13 weeks ended October 27, 2001 and October 28, 2000 are referred to herein as the "third quarter of fiscal 2001" and the "third quarter of fiscal 2000," respectively.

The following table presents the results of operations for the periods indicated as a percentage of net sales.

                                                      13 Weeks Ended                39 Weeks Ended
---------------------------------------------- ----------------------------- -----------------------------
                                                October 27,    October 28,    October 27,    October 28,
                                                   2001           2000           2001           2000
---------------------------------------------- -------------- -------------- -------------- --------------

Net sales                                           100.0 %        100.0 %        100.0 %        100.0 %

Cost of goods sold                                   66.7           69.8           83.1           70.8
---------------------------------------------- -------------- -------------- -------------- --------------

Gross profit                                         33.3           30.2           16.9           29.2

Selling, general and administrative
expenses                                             55.7           34.1           36.2           30.5
Pre-opening expenses                                  0.4            1.4            7.3            0.5
Store closures and other charges                        -           (0.7)          27.6           (0.6)
---------------------------------------------- -------------- -------------- -------------- --------------

Operating loss                                      (22.8)          (4.6)         (54.2)          (1.2)

Interest expense, net                                 4.5            0.3            2.0            0.3
---------------------------------------------- -------------- -------------- -------------- --------------

Loss before income taxes                            (27.3)          (4.9)         (56.2)          (1.5)

Income tax benefit                                  (10.1)          (1.8)         (20.8)          (0.5)
---------------------------------------------- -------------- -------------- -------------- --------------

Loss before extraordinary gain                      (17.2)          (3.1)         (35.4)          (1.0)

Extraordinary gain on early extinguishment
of debt                                                 -              -              -            0.1
---------------------------------------------- -------------- -------------- -------------- --------------

Net loss                                            (17.2)%         (3.1)%        (35.4)%         (0.9)%
============================================== ============== ============== ============== ==============

Net Sales

Net sales for the third quarter of fiscal 2001 were $119.4 million, compared with $334.4 million for the third quarter of fiscal 2000. Net sales for the first nine months of fiscal 2001 were $530.4 million, compared with $1,107.2 million in the comparable prior year period. At October 27, 2001, there were 42 House2Home(R) stores in operation, compared to the 84 HomeBase warehouse stores and five House2Home stores in operation during the same period a year ago. Prior to the unforeseen events of September 11, sales for the 13 and 39 weeks ended October 27, 2001 were lower than expectations, due to moderating growth in the economy and diminishing consumer confidence. Subsequently, sales fell severely following the terrorist attacks, dramatically worsening an already difficult retail environment.

Gross Profit

Gross profit for the third quarter of fiscal 2001 was $39.8 million, or 33.3% of net sales, and reflects one-time start up costs of approximately $10.0 million for additional distribution facilities and labor costs during the conversion period. Gross profit last year in the 13 and 39 weeks ended October 28, 2000 was 30.2% and 29.2%, respectively, and reflected more typical product margins at the 84 HomeBase home improvement warehouse stores in operation at that time.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") were $66.5 million, or 55.7% of net sales, for the third quarter of fiscal 2001 and $114.0 million, or 34.1% of net sales, for the third quarter of fiscal 2000. SG&A expenses for the third quarter of fiscal 2001 includes severance costs for HomeBase corporate personnel, legal and consulting expenses related to exploring various strategic and financial alternatives for the Company and offset by a gain on the sale of owned real estate of $12.0 million. Buying and occupancy costs, which were formerly reported as part of gross profit, are now included in SG&A expenses. The presentation of prior year amounts has been reclassified to conform to the current year presentation.

Pre-opening Expenses

Pre-opening expenses were $0.5 million for the third quarter of fiscal 2001 and $38.5 million for the 39 weeks ended October 27, 2001. These expenses are attributable to the openings of 37 House2Home stores, which began in May 2001.

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

Interest Expense, Net

Interest expense, net, was $5.4 million for the third quarter of fiscal 2001 versus $1.0 million for the third quarter of fiscal 2000 and is presented net of interest and investment income of $0.0 million and $0.9 million, respectively. Interest expense, net, for the 39 weeks ended October 27, 2001 and October 28, 2000 was $10.8 million and $3.0 million, respectively, and is presented net of interest and investment income of $1.0 million and $2.8 million, respectively. The increase in interest expense is the result of $45 million in term loan borrowings as part of the amendment to the Company's credit facility, effective May 2001, and interest on borrowings from the $250 million credit facility.

Income Tax Benefit

The income tax rate was 37.0% for fiscal 2001 and fiscal 2000 and reflects the anticipated utilization of loss carryforwards in the future.

Net Loss

Net loss for the third quarter of fiscal 2001 was $20.6 million, or $0.55 per diluted share, compared with a net loss of $10.3 million, or $0.27 per diluted share, in the comparable prior year period.

Net loss for the 39 weeks ended October 27, 2001 was $187.9 million, or $5.00 per diluted share, compared to net loss of $10.0 million, or $0.27 per diluted share in the comparable prior year period. The net loss for the 39 weeks ended October 27, 2001 includes $24.3 million, after-tax, in pre-opening expenses. Also included is a $92.2 million after-tax charge, or $2.45 per diluted share, associated with the permanent closure of 47 HomeBase warehouse stores.


Liquidity and Capital Resources

On  December  5, 2000,  House2Home,  Inc.  (formerly  known as  HomeBase,  Inc.)
initiated a broad expansion of the Company's House2Home retail concept, reflecting a change in corporate focus toward the home decorating retail market.

The Company announced that it planned to exit the home improvement sector, converting 37 of its remaining HomeBase stores to the House2Home format and closing the balance of the stores. The store conversion, as announced and later revised, was rolled out in a staggered, multi-phase schedule which was completed in July 2001. Grand openings commenced on Memorial Day weekend with 17 stores in the greater Los Angeles metropolitan area and continued through June and July 2001 with openings in California and Arizona. As of October 27, 2001, the Company operated 42 House2Home stores in California, Arizona and Nevada.

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

At October 27, 2001, the Company had $72.8 million outstanding under the $250 million credit facility as well as $45 million borrowed against the amended line on the credit facility. The Company also had letters of credit outstanding of $5.7 million.

On November 7, 2001, the Company filed voluntary petitions under Chapter 11 of the Federal Bankruptcy Code. The filings were made in the U.S. Bankruptcy Court in Santa Ana, California. The Company will liquidate and cease operating all 42 of its House2Home home decorating superstores under a motion approved by the Bankruptcy Court.

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

During the 39 weeks ended October 27, 2001, the Company incurred cash expenditures of $16.2 million for lease obligations, $52.6 million for the write down of fixed assets and owned properties and $1.5 million in severance. As of October 27, 2001, $76.0 million remained accrued on the Company's consolidated balance sheet. In addition, considerable progress has been made by the Company in the sale of its owned stores as well as in on-going negotiations to terminate or assign leases on leased stores that have been permanently closed by the Company. At October 27, 2001, the Company had completed transactions on approximately 26% of the properties not converted to House2Home.

Restructuring Reserve and Store Closures and Other Charges Reserve

As of January 27, 2001, $2.1 million of the fiscal 1993 Restructuring Reverse remained accrued on the Company's consolidated balance sheet. During the 39 weeks ended October 27, 2001, the Company incurred cash expenditures of $0.3 million primarily related to lease obligations on a closed facility. As of October 27, 2001, $1.8 million remained accrued on the Company's consolidated balance sheet, consisting primarily of lease obligations on a closed facility, which extend through 2006.

As of January 27, 2001, $3.8 million of the fiscal 1997 Store Closures and Other Charges Reserve remained accrued on the Company's consolidated balance sheet.
During the 39 weeks ended October 27, 2001, the Company incurred cash expenditures of $2.7 million, primarily related to lease obligations on a closed facility. As of October 27, 2001, $1.1 million remained accrued on the Company's consolidated balance sheet.

Recent Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", which change the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. Under SFAS No. 141, the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will therefore cease upon adoption of the Statement, which for the Company will be January 1, 2002. In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which changes the way companies account for obligations associated with the retirement of tangible long-lived assets. In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which changes the accounting for long-lived assets to be disposed of by sale. SFAS No. 144 requires the use of one accounting model, whether previously held and used or newly acquired, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company is currently evaluating the impact of SFAS No. 141, No. 142, No. 143, and No. 144 but does not expect that they will have a material effect on the Company's consolidated results of operations, financial position or cash flows.


================================================================================
   Forward-Looking Information
--------------------------------------------------------------------------------

   This report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, the words "believe," "estimate," "expect," "anticipate," "plans," and similar expressions are intended to identify forward-looking statements. Any matters discussed in this document that include forward-looking statements involve risks and uncertainties that could cause results to differ materially from those expressed. Such risks and uncertainties include, but are not limited to:

   []  The impact of the Company's Chapter 11 filing.

   [] The results of the Company's efforts to liquidate its assets pursuant to the order of the Bankruptcy Court. The Company's current focus on liquidating assets and paying creditors pursuant to the bankruptcy will likely result in financial results that differ materially from prior periods.

   [] Loss of employees. The Company must retain a sufficient number of employees to continue to liquidate its assets pursuant to the order of the Bankruptcy Court. Failure to do so could result in additional losses.

   []  Potential liabilities associated with dispositions of assets.

   [] The accuracy of all assumptions upon which the Company's estimates are based, including those related to the competitive marketplace; economic conditions in the Company's markets and the factors set forth in the Company's annual report on Form 10-K for the fiscal year ended January 27, 2001 under the heading "Risk Factors" and in the Company's other filings with the Securities and Exchange Commission.

   The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof.

================================================================================

                           Part II - OTHER INFORMATION


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

On November 17, 1997, the Company completed the private placement of $100 million, 5.25% convertible subordinated notes due November 1, 2004 through a Rule 144A/Regulation S offering. The Company subsequently filed a registration statement on Form S-3, which was declared effective on February 10, 1998, registering the notes and the common stock into which the notes are convertible. The notes are convertible, subject to adjustment in certain events, into approximately 9.8 million shares of the Company's common stock at a conversion price of $10.22 per share at any time prior to maturity unless earlier redeemed or repurchased. Subsequent to November 1, 2000, the notes are redeemable at the option of the Company, in whole or in part, initially at 103.15% of principal and thereafter at prices declining to 100% on or after November 1, 2003, together with accrued interest. Interest is payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 1998.

On November 2, 2001, the Company announced in a press release that it did not make the semi-annual payment of interest of $2.4 million, due November 1, 2001, on the convertible notes. Subsequently, on November 7, 2001, the Company filed voluntary petitions under Chapter 11 of the Federal Bankruptcy Code.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   a)     Exhibits

          None


   b)     Reports on Form 8-K

          On September 13, 2001, the Company filed a Form 8-K which coincided with a press release that announcing that that it had completed its name change from HomeBase, Inc. to House2Home, Inc.

          On November 14, 2001, the Company filed a Form 8-K which coincided with a press release that announced a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. In addition, the Company was notified by the New York Stock Exchange that trading in its common stock (symbol "HTH") had been suspended.

          On November 30, 2001, the Company filed a Form 8-K which coincided with press releases that announced bankruptcy court approval for the liquidation of all 42 House2Home stores, the financial results for the third quarter ended October 27, 2001 and the Company's expectation that there will be no equity value remaining after proceeds from the liquidation are used to repay secured and unsecured creditors.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               House2Home, Inc.




     Date: December 11, 2001                   /s/ HERBERT J. ZARKIN
           -------------------                 ---------------------------------
                                                   Herbert J. Zarkin
                                                   Chairman of the Board and
                                                   Chief Executive Officer


     Date: December 11, 2001                   /s/ WILLIAM B. LANGSDORF
           -------------------                 ---------------------------------
                                                   William B. Langsdorf
                                                   Executive Vice President
                                                   and Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)